Form 10-Q
period 2023-06-30
Neuraxis, INC
filed 2023-09-22
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-41775

NEURAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5079684
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

11550 N. Meridian Street, Suite 325 Carmel, IN	46032
(Address of principal executive offices)	(Zip Code)

(812) 689-0791

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NRXS	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of September 20, 2023 was 4,981,349 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

Neuraxis, Inc.

Condensed Balance Sheet

	June 30,
	2023 (Unaudited)	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$51,440	$253,699
Accounts receivable, net	237,170	174,399
Inventories	44,205	48,133
Prepaids and other current assets	21,333	726
Total current assets	354,148	476,957

Property and Equipment, at cost:	417,912	405,845
Less - accumulated depreciation	(332,651)	(317,834)
Property and equipment, net	85,261	88,011

Other Assets:
Deferred offering costs	941,143	736,736
Operating lease right of use asset	85,823	101,382
Intangible assets, net	73,316	77,558
Total Assets	$1,539,691	$1,480,644

Liabilities
Current Liabilities:
Accounts payable	$2,438,117	$1,592,116
Accrued expenses	1,174,381	834,062
Notes payable	249,389	202,834
Current portion of operating lease payable	41,261	33,395
Notes payable - related party	58,051	58,051
Notes payable - convertible notes, net of unamortized discount of $4,421,424 and $3,327,213 as of June 30, 2023 and December 31, 2022	1,217,465	228,342
Customer deposits	61,317	59,174
Derivative liabilities	2,275,029	1,735,700
Warrant liabilities	3,916,884	2,234,384
Total current liabilities	11,431,894	6,978,058

Non-current Liabilities:
Operating lease payable, net of current portion	51,635	76,199
Note payable, net of current portion	38,797	—
Total non-current liabilities	90,432	76,199

Total liabilities	11,522,326	7,054,257
Commitments and contingencies (see note 14)
Stockholders’ Deficit

Convertible Series A Preferred stock, $0.001 par value; 1,000,000 shares authorized; 506,637 issued and outstanding as of June 30, 2023 and December 31, 2022	507	507
Convertible Series Seed Preferred Stock, $0.001 par value; 120,000 shares authorized; 115,477 issued and outstanding as of June 30, 2023 and December 31, 2022	115	115
Common stock, $0.001 par value; 100,000,000 shares authorized; 1,963,322 issued and outstanding as of June 30, 2023 and December 31, 2022	1,963	1,963
Additional paid in capital	28,355,230	28,355,230
Accumulated deficit	(38,340,450)	(33,931,428)

Total stockholders’ deficit	(9,982,635)	(5,573,613)

Total Liabilities and Stockholders’ Deficit	$1,539,691	$1,480,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

Neuraxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net Sales	$646,021	$682,581	$1,451,131	$1,452,848
Cost of Goods Sold	67,813	79,009	163,713	154,209

Gross Profit	578,208	603,572	1,287,418	1,298,639

Selling Expenses	78,791	127,424	186,723	263,304
Research and Development	109,789	13,665	126,586	58,063
General and Administrative	1,507,169	1,132,065	2,987,923	2,160,161

Operating Loss	(1,117,541)	(669,582)	(2,013,814)	(1,182,889)

Other Income (Expense):
Financing charges	—	(872,763)	(2,772)	(872,763)
Interest expense	(194,690)	(34,450)	(356,378)	(60,550)
Change in fair value of warrant liability	(36,050)	61,520	198,757	(569,561)
Change in fair value of derivative liability	860	—	192,157	—
Amortization of debt discount and issuance cost	(887,937)	(12,944)	(3,550,592)	(12,944)
Extinguishment of debt liabilities	—	—	1,129,498	—
Other income	2	11,689	1,552	11,956
Other expense	(258)	—	(7,430)	—
Total other income (expense), net	(1,118,073)	(846,948)	(2,395,208)	(1,503,862)

Net Loss	$(2,235,614)	$(1,516,530)	$(4,409,022)	$(2,686,751)

Per-share Data
Basic and diluted loss per share	$(1.21)	$(0.87)	$(2.39)	$(1.56)

Weighted Average Shares Outstanding
Basic and diluted	2,003,322	1,970,054	2,003,322	1,970,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

Neuraxis, Inc.

Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2022

	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances, January 1, 2022	506,637	$507	115,477	$115	1,928,004	$1,928	$28,323,157	$(29,151,367)	$(825,660)
Stock based compensation	—	—	—	—	—	—	11,994	—	11,994
Net loss	—	—	—	—	—	—	—	(1,170,221)	(1,170,221)
Balances, March 31, 2022	506,637	$507	115,477	$115	1,928,004	$1,928	$28,335,151	$(30,321,588)	$(1,983,887)
Stock based compensation	—	—	—	—	—	—	12,127	—	12,127
Common stock issued upon signing of notes payable	—	—	—	—	14,125	14	1,034		1,048
Net loss	—	—	—	—	—	—	—	(1,516,530)	(1,516,530)
Balances, June 30, 2022	506,637	$507	115,477	$115	1,942,129	$1,942	$28,348,312	$(31,838,117)	$(3,487,242)

For the Three and Six Months Ended June 30, 2023

	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(33,931,428)	$(5,573,613)
Net loss	—	—	—	—	—	—	—	(2,173,408)	(2,173,408)
Balance, March 31, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(36,104,836)	$(7,747,021)
Net loss	—	—	—	—	—	—	—	(2,235,614)	(2,235,614)
Balances, June 30, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(38,340,450)	$(9,982,635)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Neuraxis, Inc.

Condensed Statement of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(4,409,022)	$(2,686,751)
Adjustments to reconcile net loss to net
cash used by operating activities:
Amortization of debt discount and issuance cost	3,550,592	12,944
Depreciation and amortization	20,060	16,695
Provisions for losses on accounts receivable	3,927	29,580
Non-cash lease expense	15,559	13,296
Stock based compensation	—	24,121
Extinguishment of debt liability	(1,129,498)	—
Finance Charges	2,772	872,763
Change in fair value of derivative liabilities	(192,157)	—
Change in fair value of warrant liabilities	(198,757)	569,561
Changes in operating assets and liabilities:
Accounts receivable	(66,698)	(131,764)
Inventory	3,928	(13,616)
Prepaids and other current assets	(20,607)	(138)
Accounts payable	846,001	(118,561)
Accrued expenses	340,318	266,486
Customer deposits	2,143	(12,720)
Operating lease liability	(16,698)	(13,791)
Net cash used by operating activities	(1,248,137)	(1,171,895)

Cash Flows from Investing Activities
Additions to property and equipment	(12,067)	—
Additions to intangible assets	(1,000)	(49,815)
Net cash used by investing activities	(13,067)	(49,815)

Cash Flows from Financing Activities
Principal payments on notes payable	(2,724,479)	(86,453)
Proceeds from notes payable	159,831	—
Proceeds from convertible notes, net of fees	3,828,000	1,087,500
Offering costs paid	(204,407)	(26,549)
Net cash used in financing activities	1,058,945	974,498

Net Decrease in Cash and Cash Equivalents	(202,259)	(247,212)

Cash and Cash Equivalents at Beginning of Period	253,699	320,858

Cash and Cash Equivalents at End of Period	$51,440	$73,646
Supplemental Disclosure of Non-cash Cash Activities
Cash paid for interest	$57,202	$55,550
Cash paid for income taxes	—	—
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value of warrant liabilities of warrants from convertible notes	$1,881,257	$884,118
Fair value of derivative liabilities of conversion feature from convertible notes	1,860,984	1,075,098

The accompanying notes are an integral part of these unaudited condensed financial statements.

1. Basis of Presentation, Organization and Other Matters

Neuraxis, Inc. (“we,” “us,” the “Company,” or “Neuraxis”) was established in 2011 and incorporated in the state of Indiana on April 17, 2012, under the name of Innovative Health Solutions, Inc. The name was changed to Neuraxis, Inc. in March of 2022. Additionally, the Company filed a Certificate of Conversion to become a Delaware corporation on June 23, 2022. The authorized shares were increased, and a par value established.

On September 7, 2021, the Company’s board of directors authorized a 4-for-1 stock split. They also increased the number of authorized common stock shares from 2,700,000 to 10,800,000. Furthermore, on September 9, 2021, the board authorized an increase of authorized shares of common stock from 10,800,000 to 13,400,000 in anticipation of a capital offering. Furthermore, on January 10, 2023, the Company’s board of directors authorized a 1-for-2 reverse stock split. All per share information has been adjusted for this reverse stock split. The reverse split became effective on January 12, 2023. All share and per share amounts for the common stock have been retroactively restated to give effect to the splits.

As part of the conversion to a Delaware corporation, the total number of shares of all classes of stock which the Corporation shall have authority to issue is (1) 100,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”) and (ii) 1,120,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”), 1,000,000 of which is hereby designated as “Series A Preferred Stock” and 120,000 of which is hereby designated as “Series Seed Preferred Stock” with the rights, preferences, powers, privileges and restrictions, qualifications and limitations set forth in this Article IV of the Delaware Certificate of Incorporation. All share amounts have been retroactively restated to give effect to these changes.

The Company is headquartered in Carmel, Indiana. The Company specializes in the development, production, and sale of medical neuromodulation devices.

The Company has developed three FDA cleared products, the IB-STIM (DEN180057, 2019), the NSS-2 Bridge (DEN170018, 2017), and the original 510(K) clearance (K140530, 2014).

●	The IB-STIM is a percutaneous electrical nerve field stimulator (PENFS) device that is indicated in patients 11-18 years of age with functional abdominal pain associated with irritable bowel syndrome. The IB-STIM currently is the only product marketed and sold by the Company.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal. The NSS-2 Bridge device was licensed to Masimo Corporation in April 2020, and the Company received a one-time licensing fee of $250,000 from Masimo. Masimo markets and sells this product as its Masimo Bridge, and the Company will not receive any further licensing payments or other revenue from this product.

●	The original 510(K) device was the EAD, an electroacupuncture device, now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

2. Summary of Significant Accounting Policies

The summary of significant accounting policies of Neuraxis, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Basis of Presentation

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any other interim period or for any other future year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022.

Use of Estimates and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for doubtful accounts, stock-based compensation, income tax provisions, excess and obsolete inventory reserve, and impairment of intellectual property. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not hold any cash equivalents as of June 30, 2023 and December 31, 2022.

Trade Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from balances outstanding at year-end. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. Based on management’s assessment of the credit history with customers having outstanding balances and current relationships with them, it has concluded that realization losses on balances outstanding at year-end will be immaterial. Interest is not charged on past due customer accounts.

Allowance for Credit Losses

Trade accounts receivable are stated net of an allowance for credit losses. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. The allowance for doubtful accounts was $15,989 and $31,275 at June 30, 2023 and December 31, 2022, respectively. The Company recorded bad debt expense for the three and six months ended June 30, 2023 of $7,714 and $3,927, respectively, and for the three and six months ended June 30, 2022 of $21,307 and $29,580, respectively.

Customer Deposits

Customer deposits consists of billings, payments, and returned devices from clients in advance of revenue recognition. The Company will recognize the customer deposits over the next year. As of June 30, 2023, and December 31, 2022, the Company had customer deposits of $61,317 and $59,174, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. For the six months ended June 30, 2023 there was no expired inventory, and for the year ended December 31, 2022, there was $10,026.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with the preparation of an initial public offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the proposed public offering. As of June 30, 2023 and December 31, 2022, the Company had deferred offering costs of $941,143 and $736,736, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Depreciation is calculated using the following estimated useful lives:

Classification	Years
Leasehold Improvements	10-20
Machinery and Equipment	7-10
Furniture and Fixtures	5-10

Depreciation expense was $7,589 and $14,817 during the three and six months ended June 30, 2023, respectively, and was $7,830 and $15,725 during the three and six months ended June 30, 2022, respectively.

Research and Development

Costs for research and development are expensed as incurred. Research and development expenses consist primarily of clinical research studies, and new product development.

Intangible Assets

Intangible assets consist of patents and a trademark. Patents are stated at their historical cost and amortized on a straight-line basis over their expected useful lives. Capitalized patent costs, net of accumulated amortization, includes legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write-off any capitalized patent costs at that time.

The Company entered into an agreement for a trademark related to the Company’s name on July 11, 2022. The agreement called for an initial payment of $10,000 upon execution of the agreement. A second and final payment of $40,000 is contingent upon the completion of the Company’s planned initial public offering. The second payment has not been recorded in these financial statements. The trademark does not have a determinate life and therefore the cost is not being amortized. See Note 17 Subsequent Events.

The Company entered into an option agreement on April 12, 2023 to enter into a royalty-bearing licensing agreement to bring the optionor’s invention to commercialization. The agreement required an initial payment of $1,000 upon execution of the agreement. The agreement does not have a determinate life and therefore the cost is not being amortized.

We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable. During the three and six months ended June 30, 2023 and 2022, the Company recorded no impairment charges for intangible assets.

Amortization expense was $2,621 and $5,243 during the three and six months ended June 30, 2023, respectively, and was $485 and $970 during the three and six months ended June 30, 2022, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts, and the tax bases of existing assets and liabilities for the loss and credit carryforwards using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Based on the results of management’s evaluation, adoption of the rules did not have a material effect on the Company’s financial statements. Further, no interest or penalties have been accrued or charged to expense as of June 30, 2023 and 2022 and for the six months then ended.

The Company’s income tax returns are subject to examination by the taxing authorities until the expiration of the related statutes of limitations on those tax returns. In general, the federal and state income tax return have a three-year statute of limitations. As of June 30, 2023, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns
Federal	2020 – 2022
Various States	2020 – 2022

Advertising Cost

Advertising costs are expensed as incurred and amounted to $24,986 and $32,986 for the three and six months ended June 30, 2023, respectively, and $3,300 and $11,600 for the three and six months ended June 30, 2022, respectively.

Derivative Liabilities

The Company accounts for derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. Derivative instrument liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Warrant Liabilities

Management evaluates all of the Company’s financial instruments, including issued Warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Company utilizes a Monte Carlo simulation model for warrants that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price, an expected remaining term of each warrant as of the valuation date, estimated volatility, drift, and a risk-free rate. The Company records the change in the fair value of the derivative as other income or expense in the statements of operations.

Fair Value Measurements

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 – Quoted prices (unadjusted) for identical unrestricted assets or liabilities in active markets that the reporting entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities: quoted prices in markets that are not active; or financial instruments for which all significant inputs are observable or can be corroborated by observable market date, either directly or indirectly.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These unobservable inputs reflect that reporting entity’s own assumptions about assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value require significant management judgment or estimation.

The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on June 30, 2023 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 3 assets/liabilities include derivative and warrant liabilities. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

The following tables provides a summary of the relevant assets and liabilities that are measured at fair value on recurring basis:

               Fair Value Measurements as of

               June 30, 2023

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$3,916,884	$—	$—	$3,916,884
Derivative liabilities	$2,275,029	$—	$—	$2,275,029
Total Liabilities	$6,191,913	$—	$—	$6,191,913

                  Fair Value Measurements as of

                  December 31, 2022

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$2,234,384	$—	$—	$2,234,384
Derivative liabilities	$1,735,700	$—	$—	$1,735,700
Total Liabilities	$3,970,084	$—	$—	$3,970,084

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on recurring basis as of June 30, 2023 and December 31, 2022:

	As of Fair Value	As of Fair Value	Valuation	Unobservable
	June 30 2023	December 31 2022	Methodology	Inputs
Warrant liabilities	$3,916,884	$2,234,384	Monte Carlo model	Project simulated cash flows
Derivative liabilities	$2,275,029	$1,735,700	Monte Carlo model	Project simulated cash flows

There were no transfers between any of the levels during the three and six months ended June 30, 2023 and year ended December 31, 2022. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

Basic and Diluted Net Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Basic weighted average shares for the quarter ended June 30, 2023 includes 40,000 vested warrants to purchase common shares. As the shares underlying these warrants can be purchased for little to no consideration ($0.01 per share exercise price), they are included in the computation of basic earnings per share. Diluted EPS is computed by dividing net income (loss) by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented. Preferred stock dividends (not declared or paid) were $2,569,405 and $2,190,102 as of June 30, 2023 and December 31, 2022, respectively.

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for June 30, 2023 and 2022 presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following potentially dilutive common stock equivalents at June 30, 2023 and 2022:

	2023	2022

Convertible Series A Preferred Stock	1,013,270	1,013,270
Convertible Series Seed Preferred Stock	230,954	230,954
Options	1,319,394	1,319,394
Pre-Funded Warrants for Convertible Series A
Preferred Stock	289,779	289,779
Warrants	854,795	154,096
Convertible Bridge Debt	1,285,877	46,029
Totals	4,994,069	3,053,522

The following table shows the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(2,235,614)	(1,516,530)	$(4,409,022)	(2,686,751)
Preferred stock dividends	(190,699)	(190,699)	(379,303)	(379,303)
	(2,426,313)	(1,707,229)	(4,788,325)	(3,066,054)
Denominator
Weighted-average shares of common stock
outstanding - basic and diluted	2,003,322	1,970,054	2,003,322	1,970,054
Basic and diluted net loss per share	$(1.21)	$(0.87)	$(2.39)	$(1.56)

Stock-Based Compensation

The Company accounts for all stock-based payments and awards under the fair value-based method. The Company recognizes its stock-based compensation expense using the straight-line method. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture of a stock option.

The Company accounts for the granting of stock options to employees and non-employees using the fair value method whereby all awards are measured at fair value on the date of the grant. The fair value of all employee stock options is expensed over the requisite service period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder is recorded in additional paid-in capital, while the par value of the shares received is reclassified from additional paid in capital to common stock.

Stock-based payments to non-employees are measured based on the fair value of the equity instrument issued. Compensation expense for non-employee stock awards is recognized over the requisite service period following the measurement of the fair value on the grant date.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options. The use of the Black-Scholes option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock. Changes in these assumptions can materially affect the fair value estimate.

Revenue Recognition

Neuraxis, Inc. specializes in the development, production, and sale of medical neuromodulation devices to healthcare providers primarily located in the United States. Patented and trademarked neuromodulation devices is the Company’s major product line. Products are generally transferred at a point in time (rather than over time). Essentially all the Company’s revenue is generated from purchase order contracts.

In accordance with FASB’s ASC 606, Revenue from Contracts with Customers, (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company applies the five-step model to contracts when it determines that it is probable it will collect substantially all of the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price, after consideration of variability and constraints, if any, that is allocated to the respective performance obligation when the performance obligation is satisfied.

The Company estimates credit losses on accounts receivable by estimating expected credit losses over the contractual term of the receivable using a discounted cash flow method. When developing this estimate of expected credit losses, the Company considers all available information (past, current, and future) relevant to assessing the collectability of cash flows.

The Company offers a Patient Assistance Program for patients without insurance coverage for IB-Stim. This program extends potential self-pay discounts for IB-Stim devices, based upon household income and size.

Also, the Company offers providers an opt-in program to address adequate insurance claim payments on IB-Stim devices. This program may extend a rebate or invoice credit where the insurance payment and patient responsibility (i.e., deductible, co-payment, and/or co-insurance amounts required by the Payer) are less than the acquisition cost of the IB-Stim device. The Company recognizes revenue at such a time that collection of the amount due is assured.

The following table disaggregates the Company’s revenue based on the customer’s location by state for the three months ended June 30:

	2023		2022
California	$162,700	Wisconsin	$166,640
Wisconsin	87,600	Ohio	122,600
Illinois	53,105	California	115,930
Florida	52,580	Florida	97,815
Missouri	45,020	Missouri	33,460
All other states	245,016	All other states	146,136
	$646,021		$682,581

The following table disaggregates the Company’s revenue based on the customer’s location by state for the six months ended June 30:

	2023		2022
California	$375,320	Wisconsin	$433,620
Wisconsin	198,640	Ohio	252,270
Ohio	149,300	California	192,905
Florida	97,600	Florida	107,375
Missouri	94,430	Missouri	81,260
All other states	535,841	All other states	385,418
	$1,451,131		$1,452,848

The following economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows as indicated:

Type of customer: Based on dollar amounts of revenue, essentially all of the goods sold by the Company are sold to healthcare customers including hospitals and clinics. Sales to healthcare customers lack seasonality and have a mild correlation with economic cycles.

Geographical location of customers: Sales to customers located within the United States represent essentially all of the Company’s sales.

Type of contract: Sales contracts consist of purchase order contracts that tend to be short-term (i.e., less than or equal to one year in duration).

The opening and closing balances of trade receivables, contract assets, and contract liabilities from contracts with customers are as follows:

	Trade Receivables	Contract Assets	Contract Liabilities
Balance 1/1/2022	$115,301	$0	$0
Balance 12/31/22 and 1/1/2023	$174,399	$0	$0
Balance 6/30/2023	$237,170	$0	$0

Company’s Performance Obligations with Customers:

Timing of Satisfaction

The Company typically satisfies its performance obligations as the goods are delivered.

Goods that are shipped to customers are typically shipped FOB shipping point with freight prepaid by the Company. As such, ownership of goods in transit transfer to the customer when shipped and the customer bears the associated risks (e.g., loss, damage, delay). In some cases, a customer will take delivery directly from the Company’s inventory (i.e., consigned inventory), at which point ownership and the associated risks pass to the customer at that time.

Shipping and handling costs are recorded as general and administrative expenses in the Statement of Operations.

Significant Payment Terms

Payment for goods sold by the Company is typically due after an invoice is sent to the customer, within 30 days. However, other payment terms are frequently negotiated with customers ranging from due upon receipt to due within 90 days. Some payment terms may call for payment only after the healthcare provider receives their insurance reimbursement. Invoices for goods are typically sent to customers within three calendar days of shipment. The Company does not offer discounts if the customer pays some or all of an invoiced amount prior to the due date.

None of the Company’s contracts have a significant financing component.

Nature

Medical devices that the Company contracts to sell and transfer to customers are manufactured by one specific third-party manufacturer. The manufacturer is located within the state of Indiana. In no case does the Company act as an agent (i.e., the Company does not provide a service of arranging for another party to transfer goods to the customer).

Returns, Refunds, etc.

Orders may not be cancelled after shipment. Customers may return devices within 10 days of delivery if the goods are found to be defective, nonconforming, or otherwise do not meet the stated technical specifications. At the option of the customer, the Company shall either:

●	Refund the price paid for any defective or nonconforming products
●	Supply and deliver to the customer replacement conforming products
●	Reimburse the customer for the cost of repairing any defective or nonconforming products

At the time revenue is recognized, the Company estimates expected returns and excludes those amounts from revenue. The Company also maintains appropriate accounts to reflect the effects of expected returns on the Company’s financial position and periodically adjusts those accounts to reflect its actual return experience. Historically, returns have been immaterial, and the Company currently does not provide a provision for this liability.

Warranties

In most cases, goods that customers purchase from the Company are covered by manufacturers’ warranties. The Company does not sell warranties separately.

The manufacturer guarantees the product for the period up to the expiration date printed on the device’s label or twelve months from the date of purchase, whichever comes first. The guarantee applies to flaws of material and workmanship. The Company’s warranties provide customers with assurance that purchased devices comply with published specifications, inspection standards, and workmanship. At the time revenue is recognized, the Company estimates the cost of expected future warranty claims but does not exclude any amounts from revenue. The Company maintains appropriate accounts to reflect the effects of expected future warranty claims on the Company’s financial position and periodically adjusts those accounts to reflect its actual warranty claim experience. Historically, warranty claims have been immaterial, and the Company currently does not provide a provision for this liability.

The Company typically satisfies its performance obligations for goods at a point in time. In most cases, goods are shipped by common carrier to customers under “FOB Shipping Point” terms. As such, customers typically obtain control of the goods upon shipment. The Company’s management exercises judgment in determining when performance obligations for goods have been satisfied. In making such judgments, management typically relies on shipping information obtained from common carriers to evaluate when the customer has obtained control of the goods.

The Company’s contracts with customers typically do not involve variable consideration. The information that the Company uses to determine the transaction price for a contract is similar to the information that the Company’s management uses in establishing the prices of goods to be sold.

Leases

Effective January 1, 2021, the Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), using the full retrospective method, the cumulative effect of the accounting change is recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense, or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date. The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

Entities may elect not to separate lease and non-lease components. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all the contract consideration to the lease component only.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, we compare the carrying amount of the asset group to future undiscounted net cash flows, excluding interest costs, expected to be generated by the asset group and their ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Concentrations of Credit Risk

The Company’s business activity consists of the sale of medical neuromodulation devices to doctors, clinics, and hospitals across the country.

Receivables consist of unsecured amounts due from customers. As of June 30, 2023, accounts receivable from two customers with balances due in excess of 10% of total accounts receivable were approximately 13%, and 13%, respectively. As of December 31, 2022, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable was 23%, 15%, and 12%, respectively.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three months ended June 30, 2023 and 2022, respectively.

	2023	Percentage of Sales	2022	Percentage of Sales

Hospital A	$95,200	15%	$131,700	19%
Hospital B	8,900	1%	120,800	17%
Hospital C	138,400	21%	114,730	16%
	$242,500	37%	$367,230	52%

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the six months ended June 30, 2023 and 2022, respectively.

	2023	Percentage of Sales	2022	Percentage of Sales

Hospital A	$185,550	13%	$370,000	25%
Hospital B	291,420	20%	243,000	16%
Hospital C	131,100	9%	188,205	13%
	$608,070	42%	$801,205	54%

From time to time, the Company’s bank balances may exceed the FDIC limit of $250,000; however, management does not feel that this has a material impact on the financial condition. At June 30, 2023 and December 31, 2022, the Company’s uninsured cash balances totaled $0.

Going Concern

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of June 30, 2023, we had a stockholders’ deficit of approximately $10.0 million. At June 30, 2023, we had short-term outstanding borrowings of approximately $1.5 million, net of discounts of $4,421,424. As of June 30, 2023, we had cash of approximately $51 thousand and a working capital deficit of approximately $11.0 million.

On August 11, 2023, the Company consummated its initial public offering (the “IPO”), conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of approximately $6.6 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $6.1 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended, declared effective by the SEC on August 8, 2023. Alexander Capital L.P. acted as sole book-running manager for the offering and Spartan Capital Securities, LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 164,801  shares of common stock. See Note 17 Subsequent Events.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing, and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. The primary activity that will drive all customers and revenues is the adoption of insurance coverage by commercial insurance carriers nationally, so this is a top priority of the Company. These activities, including our planned research and development efforts, will require significant uses of working capital through the rest of 2023 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs through the first quarter of 2024.

Management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

To date, the Company has experienced operating losses and negative cash flows from operations. Management believes that increased sales and acceptance of their product by insurance providers will allow the Company to achieve profitability in the near term.

While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering of its debt or equity securities, there can be no assurance that it will be able to do so on reasonable terms, or at all. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering. Neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or nondilutive financing. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which amends the effective date of ASU 2016-13. Public business entities meeting the definition of an SEC filer, excluding entities eligible to be a Smaller Reporting Company (“SRC”) as defined by the SEC, are required to adopt the standard for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are required to adopt the standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of an SRC and therefore the standard was effective at the beginning of 2023. The adoption of this guidance did not have a material impact on the Company’s financial statements.

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ initial balances were $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company provided an allowance for the entire balance of principal and interest as of December 31, 2019. The current allowance is $1,128,989 as of June 30, 2023. The current loan balances are as follows:

	Loan	Interest	Interest
June 30, 2023	Receivable	Receivable	Income
Shareholder 1	$506,400	$58,161	$11,091
Shareholder 2	506,400	58,027	11,091
	1,012,800	116,188	22,182
Allowance for Collection Risk	(1,012,800)	(116,188)	(22,182)
Net Balance	$—	$—	$—

	Loan	Interest	Interest
December 31, 2022	Receivable	Receivable	Income
Shareholder 1	$506,400	$47,071	$11,523
Shareholder 2	506,400	46,936	11,523
	1,012,800	94,007	23,046
Allowance for Collection Risk	(1,012,800)	(94,007)	(23,046)
Net Balance	$—	$—	$—

The Company has loans payable to shareholders related to funding needs for operations. The current loan details for all related party loans are as follows:

				Interest &
		Interest	Loan	Service Fee	Interest
June 30, 2023	Due Date	Rate	Balance	Accrued	Paid
Shareholder 1	June, 2019	15.00%	$20,051	$9,664	$—
Shareholder 1	June, 2019	15.00%	38,000	26,331	—
Other Convertibles	Various	5.00%	—	66,648	—
Total			$58,051	$102,643	$—

				Interest &
		Interest	Loan	Service Fee	Interest
December 31, 2022	Due Date	Rate	Balance	Accrued	Paid
Shareholder 1	June, 2019	15.00%	$20,051	$8,161	$—
Shareholder 1	June, 2019	15.00%	38,000	23,481	—
Other Convertibles	Various	5.00%	—	66,648	—
Total			$58,051	$98,290	$—

The Company’s Chief Financial Officer, John Seale, CPA.CITP, is contracted for services through RBSK Partners PC (RBSK). Mr. Seale is RBSK’s managing partner and majority shareholder. RBSK is engaged by the Company to provide accounting and tax services on a continuous basis. Fees paid to RBSK for services were $64,931 and $47,895 for the six months ended June 30, 2023 and 2022, respectively. The Company owed RBSK for open invoices of $196,293 and $68,142 that are included in accounts payable as of June 30, 2023 and December 31, 2022, respectively.

4. Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$87,148	$87,148
Computer hardware	27,519	15,452
Leasehold improvements	21,064	21,064
Machinery and equipment	282,181	282,181
Total property and equipment	417,912	405,845
Less: accumulated depreciation	(332,651)	(317,834)
Property and equipment, net	$85,261	$88,011

Depreciation expense was $7,589 and $7,830 for the three months ended June 30, 2023 and June 30, 2022, respectively, and was $14,817 and $15,725 for the six months ended June 30, 2023 and June 30, 2022, respectively.

5. Intangible Assets

Intangible assets, net consists of the following:

	June 30,	December 31,
	2023	2022
Software Implementation	$49,815	$49,815
Patents	32,464	32,463
Patents	10,000	10,000
Patents	1,000	—
Total intangible assets	93,279	92,278
Less: accumulated amortization	(19,963)	(14,720)
Intangible assets, net	$73,316	$77,558

Amortization expense was $2,621 and $485 for the three months ended June 30, 2023 and June 30, 2022, respectively, and was $5,243 and $970 for the six months ended June 30, 2023 and June 30, 2022, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Wages	$561,772	$523,003
Employee benefits	26,286	16,555
Commissions	89,199	-
Capital raise fees	(3,250)	88,259
Property taxes	866	777
Interest	463,512	173,826
Related party interest	35,996	31,642
Total accrued expenses	$1,174,381	$834,062

7. Notes Payable

On February 15, 2023, The Company signed a promissory note with Exchange Listing, LLC in the amount of $52,600. The note carries an interest rate of 1%. The interest shall accrue on the outstanding balance until the date of repayment and shall be payable at the time and place and in the manner provided in this promissory note. The Note shall be paid on the earlier of (i) three months from the date hereof or the Company receiving a financing in the minimum of $3,000,000.

The Company borrowed $250,000 on December 16, 2021, from Channel Partners Capital. The note calls for 65 weekly payments of $4,923.08 with the final payment scheduled for March 16, 2023. The note’s interest rate computes to a nominal rate of 40.856%. The principal outstanding at December 31, 2021 was $244,048. The Company borrowed $122,000 on September 16, 2022 to bring the principal balance back to $250,000. The principal outstanding at December 31, 2022 was $202,834. The Company borrowed $107,231 on May 24, 2023 to bring the principal balance back to $250,000. The terms of the note are the same as the previous note with the final payment scheduled for August 22, 2024. The principal outstanding at June 30, 2023 was $235,586. The Company believes that the advancement of additional funds is a minor modification to the terms of the existing loan since the difference in present value of the cash flows under the terms of the new loan is less than 10% of the present value of the remaining cash flows under the terms of the original loan. As a result, the modification was accounted for as a modification of debt.

The lender was granted and assigned a continuing security interest in all the Company’s personal property assets including, but not limited to, business equipment, inventory, accounts, accounts receivable, intellectual property, chattel paper, instruments, deposit accounts, commercial tort claims, contract rights, licenses, claims, and general intangibles.

The future minimum principal payments to be paid in 2023 and 2024 are $87,524 and $148,062, respectively.

Convertible Notes

From March to June of 2023 the Company conducted multiple closings of a private placement offering to accredited investors for aggregate gross principal of $4,733,333 or net proceeds of $3,828,000.

The notes consisted of (a) a Convertible Promissory Note that accrues interest at 12% that can be paid in cash or PIK. The notes automatically convert into common shares at a 30% discount to the IPO. The notes mature on the sooner of the six-month anniversary date from issuance or a successful IPO on primary exchange in the U.S. (b) a five-year warrant to purchase common stock equal to fifty percent (50%) of the shares into which the 2023 Convertible Notes can be converted into at issuance. The warrants have a strike price at a 25% premium to the Conversion Price subject to anti-dilution, issuable on a pro rata basis at each funding.

As facilitators to the notes Signature Bank and Alexander Capital, L.P. will receive certain fees. Signature Bank received a $6,000 escrow fee from the first round of funding. Alexander Capital, L.P. has and will continue to receive (i) a cash commission of ten percent (10%) of the proceeds raised in the offering from investors introduced to the Company by the Placement Agent; (ii) the granting to the Placement Agent of a warrant for the purchase of a number of shares of Common Stock equal to 6% of the number of Underlying Securities; and (iii) the other matters set forth in the engagement letter between the Company and the Placement Agent dated April 13, 2022. As of June 30, 2023, Alexander Capital, L.P., has received fees totaling $338,250 which is recorded in debt discounts on the balance sheet and will receive 94,370 warrants which are recorded at fair value in warrant liability and debt discounts on the balance sheet.

During the year ended December 31, 2022, the Company conducted multiple closings of a private placement offering to accredited investors for aggregate gross amount of $3,555,556 and net proceeds of $3,070,000.

The 2022 Convertible Notes signed from June 3, 2022 to November 30, 2022 have aggregate gross amounts of $3,333,333 and net proceeds of $2,870,000 and consisted of (a) a Convertible Promissory Note that accrues interest at the greater of Prime rate plus 8.5% or 12%. The notes convert into common shares at the lower of $9.44 or 30% discount to the price per share of any subsequent offering. The notes mature on the one-year anniversary date from issuance. (b) a five-year warrant to purchase common stock equal to one hundred percent (100%) of the shares into which the 2022 Convertible Notes can be converted into at issuance. The warrants have an exercise price at the lower of $11.80 per share or a 12.5% discount to the price per share of any subsequent offering. (c) shares of the Company’s common stock equal to 10% of the principal amount of these notes, at a value per share equal to the conversion price. The 35,318 shares of common stock issued to investors had a relative fair value of $4,789.

As an additional incentive for entering into the convertible note offering, the Company offered an original issue discount equal to 10% of the principal amount of the notes. The Company also paid $130,000 to law firms related to the convertible note offering.

In March of 2023, the Company used borrowings from the 2023 convertible notes to pay the principal balance of some of the notes totaling, 2.65 million. Upon payment, the terms for the remaining balance of those notes were also updated. The remaining balance accrues interest at 8% per annum without maturity or default rights. The new balance shall also automatically convert into shares of common stock at a 27.5% discount to the per share offering price in the Company’s initial public offering or $4.35 per share.

The 2022 Convertible Notes signed on December 19, 2022 have aggregate gross proceeds of $200,000 or net proceeds of $222,222 and consisted of an original issue discount of 10% of the principal amount and have an interest rate of 12% per annum. The notes will mature at the earlier of (i) twelve (12) months from the issue date or (ii) the date upon which the Company completes a registered public offering of shares of the Company, which encompasses the closing of the IPO. The notes are convertible into shares of common stock at the higher of (i) $9.44 per share, or (ii) the price per share of common stock issued pursuant to the next registered public offering of shares of the Company made prior to the conversion of any portion of the note. Interest accrues on the aggregate principal amount (which includes original issue discount) and is payable on the maturity date, at the Company’s election, in cash or in-kind. The holders of the notes are entitled to piggyback registration rights on any registration statement filed by the Company, other than any registration statement filed on Form S-4 or Form S-8. The warrants and conversion shares are subject to anti-dilution adjustments outlined in the Agreement.

The Company has applied ASC 815 and ASC 480, due to the potential for settlement in a variable quantity of shares. Since these convertible notes and warrants have the option to convert or be exercised at a variable amount, they are subject to derivative liability treatment. The conversion feature has been measured at fair value using a Monte Carlo model at the date of issuance and is adjusted to fair value at each reporting period. The fair value of the embedded derivative and the warrant liability at date of issuance was $4,316,047 and $4,693,703, respectively. See Notes 12 and 13.

The value of the incentives given to investors totaled $10,395,941. Since the value of the incentives given to certain investors was in excess of the principal value of the notes, the Company recognized $8,070,952 as debt discount and expensed the remaining $2,324,988 as financing fees. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost. As of June 30, 2023, the Company has amortized $3,649,528 of the debt discount at effective interest rates ranging from 73.857% to 2,149.621%. The remaining balance of $4,421,424 will be accreted over the remaining life of the notes.

During the periods ended June 30, 2023 and December 31, 2022, the Company accrued interest to these convertible notes of $289,319 and $107,544, respectively, included in accrued expenses on the balance sheet.

8. Leases

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases at June 30, 2023 and December 31, 2022.

The Company had three leases primarily consisting of office space in Versailles and Carmel Indiana. Two of the leases in Versailles started January 1, 2017. Both have an initial term of five years with an option for an additional five-year term. The monthly lease payments for these leases are $550 and $1,600 with a 3% per annum increase starting with the optional five-year term. The lease in Carmel started March 1, 2016. The initial term is five years and three months with an option for an additional three-year term. The monthly lease payment started at $1,472 with an annual increase of approximately 2.7%. On December 16, 2020, the Company entered into an amendment of the Carmel lease that extended the initial term by two years.

Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit interest rate is generally not readily determinable, the Company uses an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate reflects the estimated rate of interest that the Company would pay to borrow on a collateralized basis over a similar economic environment. Lease expense for the operating lease is recognized on a straight-line basis over the lease term.

Leases may include renewal options, and the renewal option is included in the lease term if the Company concludes that it is reasonably certain that the option will be exercised. Certain leases may contain rent escalation clauses, either fixed or adjusted periodically for inflation of market rates, that are factored into the calculation of lease payments to the extent they are fixed and determinable at lease inception. The Company also has variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as expenses when incurred.

For the periods ended June 30, 2023 and December 31, 2022, the Company recognized $23,704 and $47,571 of operating lease expense, including short-term lease expense and variable lease costs, which are immaterial.

The following table presents information related to the Company’s operating leases:

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$85,823	$101,382
Other current liabilities	41,261	33,395
Operating lease liabilities	51,635	76,199
	$92,896	$109,594
Weighted-average remaining lease term (in years)	3.75	4.00
Weighted-average discount rate	15.0%	15.0%

As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2023	$22,268
2024	36,302
2025	28,192
2026	29,038
2027	—
Total lease payments	115,800
Less: imputed interest	22,904
Total present value of lease payments	$92,896

9. Common Stock and Warrants

On September 7, 2021, the Company’s board of directors authorized a 4-for-1 stock split. They also increased the number of authorized common stock shares from 2,700,000 to 10,800,000. Furthermore, on September 9, 2021, the board authorized an increase of authorized shares of common stock from 10,800,000 to 13,400,000 in anticipation of a capital offering. As part of the conversion to a Delaware Corporation in June of 2022, the total number of common stock shares authorized was increased to 100,000,000. All share and per share amounts for the common stock have been retroactively restated to give effect to the split.

Furthermore, on January 10, 2023, the Company’s board of directors authorized a 2-for-1 reverse stock split. All share information in these financial statements has been adjusted for this reverse stock split.

In connection with a bridge loan, the Company issued a warrant to a shareholder, Brian Hannasch, on September 18, 2018. The warrant allows the holder to purchase common stock from the Company at a share price of $4.38 per share. The number of shares was based on a formula tied to the final amount of loans made by the holder of $375,000, multiplied by 150%, and divided by $70.03. The number of shares based on this formula is 12,852. The warrant contains certain rights in the event of liquidation, merger, or consolidation of the Company. If the fair market value of one share is greater than the warrant price, the holder may elect to receive a number of shares equal to the value of the warrant. If the exercise is in connection with the sale of the Company, the holder may, at its option, condition its exercise of the warrant upon the consummation of such transaction. The warrant expires on September 18, 2028 and can be exercisable either in whole or from time to time in part prior to the expiration date.

The Company issued a second warrant to Brian Hannasch on September 6, 2019, under similar terms. This is a penny warrant that allows the holder to purchase 40,000 shares of common stock and is subject to adjustment for certain equity events. The warrant contains certain rights in the event of liquidation, merger, or consolidation of the Company. The warrant expires on September 6, 2029.

The Company issued a third warrant to Masimo Corporation on April 9, 2020. This warrant was pre-funded in the amount of $2,734,340. The warrant allows the holder to purchase 289,779 shares of Series A Preferred Stock at $9.44 per share and is subject to adjustment for certain equity events. The warrant contains certain rights in the event of liquidation, merger, or consolidation of the Company. There will be no additional purchase price for the Warrants. In the event that all outstanding shares of Series A Preferred Stock are converted, automatically or by action of the holders thereof, into Common Stock, including, without limitation, in connection with the Company’s initial, underwritten public offering and sale of its Common Stock pursuant to an effective registration statement under the Act, then from and after the date on which all outstanding shares of Series A Preferred Stock have been so converted, this Warrant shall be exercisable for such number of shares of Common Stock into which the Warrant Shares would have been converted had the Warrant Shares been outstanding on the date of such conversion, and the Exercise Price shall equal the Exercise Price in effect as of immediately prior to such conversion divided by the number of shares of Common Stock into which one share of Series A Preferred Stock would have been converted, all subject to further adjustment thereafter from time to time in accordance with the provisions of this Warrant.

During 2022, the Company issued 353,110 five-year warrants to purchase common stock equal to one hundred percent (100%) of the shares into which the 2022 convertible notes can be converted into at issuance. The warrants have an exercise price of $5.25 per share.

From March to June of 2023, the Company issued 488,828 one-year warrants to purchase common stock equal to fifty percent (50%) of the shares into which the 2023 convertible notes can be converted into at issuance. The warrants have an exercise price of $5.25 per share.

The following is a summary of warrant activity for common stock during the periods ended June 30, 2023 and December 31, 2022:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of December 31, 2021	52,852	$2.13	7.45
Granted	353,110	5.25	4.62
Cancelled/Expired	—	—	—
Exercised	—	—	—
Outstanding as of December 31, 2022	405,962	$4.84	4.85
Granted	488,828	$5.25	4.80
Cancelled/Expired	—	—	—
Exercised	—	—	—
Outstanding as of June 30, 2023	894,790	$5.07	4.62

The following is a summary of warrant activity for preferred stock during the periods ended June 30, 2023 and December 31, 2022:

	Number of	Weighted-Avg.
	Warrants for	Exercise
	Preferred Stock	Price
Outstanding as of December 31, 2021	—	$—
Granted	144,890	0.0001
Cancelled/Expired	—	—
Exercised	—	—
Outstanding as of December 31, 2022	144,890	$0.0001
Granted	—	$—
Cancelled/Expired	—	—
Exercised	—	—
Outstanding as of June 30, 2023	144,890	$0.0001

The following table summarizes the Company’s warrants outstanding and exercisable as of June 30, 2023.

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Brian Hannasch W-01	12,852	$8.7600	September 18, 2028
Brian Hannasch W-02	40,000	$0.0050	September 6, 2029
Masimo Corporation PSA-01	144,890	$0.0001	None
2022 Convertible Notes	353,110	$5.2500	Various
2023 Convertible Notes	488,828	$5.2500	Various
	1,039,680

The Company is a party to two investment banking and advisory agreements with a consulting firm engaged in connection with listing our common stock for trading on NYSE. Pursuant to the first advisory agreement, dated March 3, 2022, the Company agreed to pay the consulting firm a monthly consulting fee of $5,000 and a final payment of $50,000 upon a successful NYSE listing, and, also upon such listing, to issue the consulting firm shares of our common stock representing 1.5% of our outstanding shares after giving effect to the initial public offering and to issue the consulting firm five-year warrants to purchase shares of our common stock representing 2.0% of our outstanding shares, after giving effect to the initial public offering, on a fully-diluted basis with an exercise price per share representing the public offering price per share. Pursuant to the second advisory agreement with consulting firm, dated June 20, 2022, and amended December 20, 2022, the Company agreed to pay fees in the aggregate of up to $136,166 for advice in connection with communication and other related matters leading up to, and in connection with, the initial public offering and to issue the consulting firm 25,000 shares of common stock upon a successful NYSE listing. The Company agreed to piggyback registration rights with respect to all shares issued to the consulting firm under both advisory agreements, including shares issuable upon exercise of the warrants. The Company evaluated the agreements and determined that the shares will not be recorded and valued until the performance condition is satisfied.

10. Preferred Stock

The Company has authorized 1,120,000 shares of preferred stock of which 1,000,000 has been designated Series A Preferred and 120,000 has been designated Series Seed Preferred, of which 506,637 shares of Series A Preferred and 115,477 shares of Series Seed Preferred are issued and outstanding as of June 30, 2023 and December 31, 2022.

The aggregate purchase price of the Series A Preferred Stock was $9,321,165, of which $7,692,664 was comprised of cash and the remaining $1,628,501 was comprised of converted debt and common stock. The aggregate purchase price of the Series Seed Preferred shares was $0, as all the Series Seed shares were converted from common stock as an incentive to reinvest in Series A Preferred Stock.

The following is a summary of Preferred Stock terms:

Voting Rights - The Series A Preferred and Series Seed Preferred shall vote together with the Common Stock on an as-converted basis, and not as separate classes.

Conversion - The Series A Preferred and Series Seed initially convert 1:1 to Common Stock at any time at option of holder, subject to adjustments for stock dividends, splits, combinations, and similar events and as described below under “Anti-dilution Provisions.”

Dividends - The Series A Preferred will carry an annual 8% cumulative dividend, payable upon any liquidation, dissolution or winding up of the Company (the “Accruing Dividend”). For any other dividends or distributions, participation with Common Stock on an as-converted basis.

Liquidation - In the event of any liquidation, dissolution or winding up of the Company, the proceeds shall be paid in the following priority:

First, to the Series A Preferred in proportion to each holder’s respective pro rata Series A Original Purchase Price, plus any pro rata share of the Accruing Dividend until the entire Series A Original Purchase Price and Accruing Dividend are paid;

Second, to the Series Seed Preferred in proportion to each holder’s respective pro rata Series Seed Original Purchase Price until the entire amount of the Series Seed Original Purchase Price is paid; and

Thereafter, the Series A Preferred and Series Seed Preferred participate with the Common Stock pro rata on an as-converted basis.

A merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) and a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company will be treated as a liquidation event (a “Deemed Liquidation Event”), thereby triggering payment of the liquidation preferences described.

Anti-dilution Provisions - The Series A Preferred have full-ratchet anti-dilution protection so that the conversion price will be reduced to 80% of the price at which any future shares are issued, if less than the Series A Original Purchase Price.

In consideration for shareholders to make an additional investment in the Company, upon the purchase of the Series A Preferred stock by the shareholder, the Company converted the existing common shares held by shareholders to Series Seed Preferred Stock at a $100 million valuation and at a 120% share premium. As of June 30, 2023 and December 31, 2022, there were 97,702 common shares converted into 115,477 shares of Series Seed Preferred shares that have no par value and are outstanding.

Preferred stock has all converted pursuant to the initial public offering. See Note 17 Subsequent Events.

11. Stock Options and Awards

The following is a summary of stock option activity for the periods ended June 30, 2023 and December 31, 2022:

Weighted Avg.
Remaining
	Number of	Contractual Life	Weighted Avg.	Aggregate
	Options	(in years)	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2021	1,319,394	7.69	$6.94	$—
Granted	—
Forfeited	—
Cancelled/Expired	—
Exercised	—
Outstanding as of December 31, 2022	1,319,394	6.69	$6.94	$—
Granted	—
Forfeited	—
Cancelled/Expired	—
Exercised	—
Outstanding as of June 30, 2023	1,319,394	6.20	$6.94	$—
Vested and Exercisable as of June 30, 2023	1,319,394	6.20	$6.94	$—

Stock-based compensation expense is classified in the Company’s statements of operations as general and administrative expense. The amounts were $0 and $24,121 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was no unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plans.

12. Warrant Liabilities

The Company has evaluated financial instruments arising from an adjustable exercise price for warrants that are issued and outstanding as of June 30, 2023 and December 31, 2022.

The Company utilizes a Monte Carlo simulation model for warrants that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price of $7.91 per share, an expected remaining term of each warrant as of the valuation date, estimated volatility of 75%, drift, and a risk-free rate ranging from 3.46% to 4.16%.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note adjusted to be on a continuous return basis to align with the Black-Scholes option-pricing model.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility based on comparable company’s historical stock prices with a look back period commensurate with the period to maturity.

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the warrant liabilities during the quarter ended June 30, 2023 and year ended December 31, 2022.

	Level 1	Level 2	Level 3
Warrant liabilities as of January 1, 2022	$—	$—	$32,102
Addition	—	—	2,808,331
Changes in fair value of warrant liabilities	—	—	(606,049)
Warrant liabilities as of January 1, 2023	—	—	2,234,384
Addition	—	—	1,541,955
Changes in fair value of warrant liabilities	—	—	(234,807)
Warrant liabilities as of March 31, 2023	—	—	3,541,532
Addition	—	—	339,302
Changes in fair value of warrant liabilities	—	—	36,050
Warrant liabilities as of June 30, 2023	$—	$—	$3,916,884

13. Derivative Liabilities

The Company has identified derivative instruments arising from the conversion shares discussed in the Convertible Notes section of note 6 as of June 30, 2023 and December 31, 2022.

The Company utilizes a Monte Carlo simulation model for commitment shares that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price of $7.91 per share, an expected remaining term of each warrant as of the valuation date, estimated volatility of 70%, drift, and a risk-free rate ranging from 3.46% to 5.47%.

Risk-free interest rate: The Company uses the risk-free interest rate of a U.S. Treasury Note adjusted to be on a continuous return basis to align with the Black-Scholes option-pricing model.

Dividend yield: The Company uses a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Volatility: The Company calculates the expected volatility based on comparable company’s historical stock prices with a look back period commensurate with the period to maturity.

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the warrant liabilities during the quarter ended June 30, 2023 and year ended December 31, 2022.

	Level 1	Level 2	Level 3
Derivative liabilities as of January 1, 2022	$—	$—	$—
Addition	—	—	2,449,689
Changes in fair value of Derivative liabilities	—	—	(713,989)
Derivative liabilities as of January 1, 2023	—	—	1,735,700
Addition	—	—	1,532,725
Changes in fair value of Derivative liabilities	—	—	(191,297)
Extinguishment of Derivative liabilities	—	—	(1,129,498)
Derivative liabilities as of March 31, 2023			1,947,630
Addition	—	—	328,259
Changes in fair value of Derivative liabilities	—	—	(860)
Derivative liabilities as of June 30, 2023	$—	$—	$2,275,029

14. Retirement Plan

The Company sponsors a 401(k)-retirement plan for its employees. Employees are eligible to participate in the elective deferral portion of the plan after twelve months and 1,000 hours of service. The Company matches the employee’s contribution up to 3%. The Company can also make an optional profit-sharing contribution to the employee accounts on an annual basis. There was an expense of $9,731 and $8,554 for six months ended June 30, 2023 and 2022, respectively.

15. Commitments and Contingencies

Manufacturing Services Agreement

On August 21, 2020, the Company entered into a Manufacturing Services Agreement (MSA) for the manufacture and supply of the Company’s IB-STIM device based upon the Company’s product specifications as set forth in the MSA. This agreement terminated any prior manufacturing agreements.

The Company provides the necessary equipment to the manufacturer and retains ownership. The manufacturer bears the risk of loss of and damage to the equipment and consigned materials. Performance under the MSA is initiated by orders issued by the Company and accepted by the manufacturer.

The term of the MSA is 24 months and shall automatically renew for renewal terms of twelve months unless either party provides a written termination notice to the other party within 180 days prior to the end of the then-current term.

Trademark Agreement

On July 11, 2022, the Company entered into an agreement for a trademark related to the Company’s name. An initial payment of $10,000 was paid upon execution of the agreement. A second and final payment of $40,000 is contingent upon the completion of the Company’s planned initial public offering. The second payment has not been recorded in these financial statements. See Note 17 Subsequent Events.

Executive Employment Agreements

The Company, as authorized by the board of directors, entered into employment agreements with nine key employees to provide incentives to improve shareholder value and to contribute to the growth and financial success of the Company. The agreements had an employment start date of October 1, 2022, with initial terms from 2 to 5 years and optional one-year renewals.

The total base salaries for the nine key employees in the agreements are $1.92 million per year with various provisions for annual increases. In addition to base salaries, eight of the employees have a provision for a special one-time incentive payment to be paid in a lump sum after the start date. The total amount of these special incentive payments is $1.11 million. The special incentive payment amount includes any accrued backpay wages for the employee. That accrued amount for backpay was $417,390 and has been recorded and is reflected in the financial statements at June 30, 2023.

There are seven key employees that have stock options of the Company totaling 2,477,424 shares. These key employees have a provision in their agreements whereas the Company will pay a special bonus equal to the aggregate of the strike price or exercise price of all their stock options plus a tax gross-up payment. The special bonus shall be paid in twenty percent (20%) installments starting January 2, 2024, and the same date each of the next four years. As a condition of the payment, the key employee must exercise at least 20% of their stated number of stock options. There are additional provisions to cover termination and change of control events.

In April 2023, the Company amended the employee agreements to, among other things, clarify that the special one-time incentive payment and the deferred bonus are contingent upon the effective date of the planned initial public offering. The amendment also sets forth a process for executives to exercise the stock options in accordance with the terms of the stock option agreement in effect as of the date of the employment agreement and to clarify that there is no modification to the stock option agreements.

The Company has recorded the backpay portion of the incentive bonus noted above. The balance of the incentive bonuses of $694,056 and the special options bonuses of $14.82 million that are contingent upon a successful initial public offering have not been recorded.

Litigation

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial condition as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a significant diversion of our resources, and there is no guarantee that we will be able to successfully defend against any such litigation regardless of particular merits. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available on favorable terms, at all, or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business, financial condition and the results of our operations.

On February 6, 2019, plaintiff Ritu Bharnbhani, M.D., initiated a lawsuit against Innovative Health Solutions, Inc. and others in the United States District Court for the District of Maryland. Plaintiffs Bhambhani and Sudhir Rao subsequently amended the complaint, with the Third Amended Complaint (“Complaint”) containing the most recent set of allegations. The Complaint asserted claims under the RICO Act, as well as of fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy and sought compensatory damages in excess of $5 million, pre-judgment interest, punitive damages, attorney’s fees, court costs and designation of the case as a class action. The Complaint states that the Company, distributors of the Company’s product, and medical billing and coding consultants allegedly made misrepresentations to the plaintiffs that the Company’s NeuroStim device and related procedures could be billed to, and reimbursed by, Medicare and other insurance payors as a surgically implantable neurostimulator. Plaintiffs claim to have suffered damages when Medicare administrative contractors declined to pay plaintiffs for their use of the device.

On February 11, 2022, the Company filed a motion for summary judgment based upon the plaintiffs not being proper parties to assert claims against the Company. On June 14, 2022, the Court granted the Company’s motion for summary judgment and dismissed the Complaint.

On July 14, 2022, plaintiffs Ritu Bhambhani and Sudhir Rao filed a notice of appeal with the Fourth Circuit Court of Appeals. The Company filed a motion to dismiss. On January 4, 2023, the Court issued an order that stated it was deferring a ruling on the motion to dismiss the appeal and that it would address those arguments at the same time that it addressed the substantive merits of the case. As of May 5, 2023, the parties have submitted their appellate briefs to the Fourth Circuit. No date has been set for either oral argument or for issuance of a decision by the court. While it is too early to predict the ultimate outcome of this matter, we continue to believe we have meritorious defenses, that the dismissal of the Complaint should be upheld, and intend to continue to defend this matter vigorously.

On July 14, 2022, plaintiffs Ritu Bhambhani, LLC; Box Hill Surgery Center, LLC; Pain and Spine Specialists of Maryland, LLC; and SimCare ASC, LLC initiated a lawsuit against the Company and others in the United States District Court for the District of Maryland. The plaintiffs in this lawsuit are business entities owned or partially owned by the plaintiffs that initiated the litigation described above. The Complaint asserted claims under the RICO Act, as well as fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy and seeks compensatory damages in excess of $75,000, pre-judgment interest, punitive damages, attorney’s fees, and court costs. The Complaint states that the Company, distributors of the Company’s product, and medical billing and coding consultants allegedly made misrepresentations to the plaintiffs that the Company’s NeuroStim device and related procedures could be billed to, and reimbursed by, Medicare and other insurance payors as a surgically implantable neurostimulator. Plaintiffs claim to have suffered damages when Medicare administrative contractors declined to pay plaintiffs for their use of the device.

On September 28, 2022, the Company has filed a motion to dismiss all claims, but no ruling has been issued. No date had been established for the court to rule on that motion. While it is too early to predict the ultimate outcome of this matter, we believe we have meritorious defenses and intend to defend this matter vigorously.

On July 25, 2023, the court entered a scheduling order that set the deadline to file dispositive motions as March 11, 2024.

16. Health Benefit Plan

The Company entered into a self-funded program employer agreement in 2018 in conjunction with a group health plan for the benefit of eligible employees. This plan is a level funded plan, and the services and products include:

●	A self-funded employer health benefit plan.
●	Stop loss insurance purchased from a stop loss insurance company.
●	Third party administrator to provide administrative services with regard to the plan.

The Company maintains a stop loss contract that reimburses the Company for claims paid under the plan if they exceed a predetermined level. The Company makes contributions for health care costs and associated expenses that are expected during the plan year. The amount of contributions is determined annually based on the Company’s maximum liability for expected claims, administrative expenses, and premiums for the stop loss policy. The Company paid premiums of $117,122 and $90,752 for the six months ended June 30, 2023 and 2022, respectively.

The Company is responsible for the monthly premiums, as established, and nothing further. The stop loss policy covers the claims if they exceed the claims funds. After a certain time, and if there is a surplus in the claims fund, the Company may be entitled to receive a 48.5% refund from the fund. This amount is recognized by the Company when received.

17. Subsequent Events

The Company evaluated subsequent events through the date of issuance. The following changes occurred subsequent to June 30, 2023:

Additional Borrowing – The Company borrowed additional funds subsequent to June 30, 2023, and up through the date of this report.

On July 15, 2023 the Company conducted multiple closings of a private placement offering to accredited investors for aggregate gross principal of $1,333,333 or net proceeds of $1,080,000.

The notes consisted of (a) a Convertible Promissory Note that accrues interest at 12% that can be paid in cash or PIK. The notes automatically convert into common shares at a 30% discount to the IPO. The notes mature on the sooner of the six-month anniversary date from issuance or a successful IPO on primary exchange in the U.S. (b) a five-year warrant to purchase common stock equal to fifty percent (50%) of the shares into which the 2023 Convertible Notes can be converted into at issuance. The warrants have a strike price at a 25% premium to the Conversion Price subject to anti-dilution, issuable on a pro rata basis at each funding.

As facilitators to the notes Alexander Capital, L.P. will receive certain fees. Alexander Capital, L.P. has and will continue to receive (i) a cash commission of ten percent (10%) of the proceeds raised in the offering from investors introduced to the Company by the Placement Agent; (ii) the granting to the Placement Agent of a warrant for the purchase of a number of shares of Common Stock equal to 6% of the number of Underlying Securities; and (iii) the other matters set forth in the engagement letter between the Company and the Placement Agent dated April 13, 2022. At the close of the round, Alexander Capital, L.P., has received $458,250 and 120,235 warrants.

Initial Public Offering - On August 11, 2023, the Company consummated the IPO, conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of approximately $6.6 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $6.1 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended, declared effective by the SEC on August 8, 2023. Alexander Capital L.P. (“Alexander”) acted as sole book-running manager for the offering and Spartan Capital Securities, LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 164,801  shares of common stock The Company paid the underwriters  an underwriting discount of seven percent (7%) of the amount raised in the offering. In addition, we also paid the underwriters a non-accountable expense allowance in the amount of 1% (such 8% in commissions and fees amounted to a total of $527 thousand) at closing, as well as $175 thousand for the reimbursement of certain of the underwriters’ expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued Alexander unregistered warrants to purchase an aggregate of 65,921 shares of Company common stock, representing 6.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $7.20 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable at any time.

Trademark - The Company entered into an agreement for a trademark related to the Company’s name on July 11, 2022. The agreement called for an initial payment of $10,000 upon execution of the agreement. A second and final payment of $40,000 was contingent upon the completion of the Company’s planned initial public offering. The second payment was recognized and recorded as of the date of the IPO subsequent to these financial statements. The trademark does not have a determinate life and therefore the cost is not being amortized.

Convertible Debt Conversion – Pursuant to the IPO, all the convertible debt including interest from 2022 and 2023 was either converted into common stock or paid back. $6,760,708 of principal and interest was converted into 1,605,841 shares of common stock at the exercise price of $4.20 per share. During August 2023, $737,453 of principal and interest was repaid in full. These actions extinguished the remaining derivative liabilities, warrant liabilities, and debt discount.

Preferred Stock Conversion – Masimo Corporation, being the requisite holder of our outstanding Series A Preferred Stock and Series Seed Preferred Stock delivered a consent, dated December 22, 2022, to automatically convert all shares of preferred stock into shares of common stock upon consummation of the initial public offering. As such, upon closing of the IPO, all Series A Preferred Stock and Series Seed Preferred Stock was converted into 1,244,228 shares of common stock. The Series A Preferred Stock was converted before any dividends were declared or paid.

Executive Employment Agreements – On May 4, 2023, the Company amended the Executive Employment Agreements dated August 9, 2022 to state that the deferred bonuses and one-time incentive bonuses will be contingent upon the public offering. As such, upon closing of the IPO, the one-time inventive payments totaling $1.1 million became due immediately. The closing of the IPO also triggered the deferred bonus program to exercise stock options granted in the past. The Company will give each employee a cash reimbursement to exercise their options. The cash reimbursement will be in an amount equal to (i) the aggregate of the strike price or exercise price of all Stock Options, as defined hereinafter plus (ii) a tax gross-up payment on the Aggregate Strike Price reasonably calculated by the Company at the highest marginal rates so that after payment of all ordinary income taxes on such Aggregate Strike Price, there remains an amount sufficient to pay such ordinary income taxes. The cash reimbursement will be issued 20% equally during the years 2024 – 2028. The employee must exercise the options on or before the annual deferral bonus payment date to receive the bonus. There are a total of 1,238,712 options pertaining to these agreements with an exercise price of $6.94.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes appearing in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our final prospectus filed with the United States Securities and Exchange Commission (the “SEC”) on August 11, 2023 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Prospectus”) (filed in connection with our IPO) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a medical technology company focused on developing neuromodulation therapies to address chronic and debilitating conditions in children and adults. Our mission is to provide solutions that create value and provide better and safer patient outcomes. Our IB-Stim device is a PENFS system intended to be used in patients 11-18 years of age with functional abdominal pain associated with IBS. Our device already has market clearance from FDA for functional abdominal pain associated with IBS in children. Other indications in our pipeline are comprised of functional nausea in children, post-concussion syndrome in children, and cyclic vomiting syndrome in children.

Since our inception, we have incurred significant operating losses. Our net loss was $2.2 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, and $4.4 million and $2.7 million for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $38.3 million. Our auditors have expressed substantial doubt about our ability to continue as a going concern paragraph in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim device and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

Factors Affecting our Business and Results of Operations

Revenue

Our revenue is derived from the sale of our IB-Stim device to healthcare companies, primarily hospitals and clinics. Sales generally are not seasonal and only mildly correlated with economic cycles. Our IB-Stim device costs $1,195 per device, and each child being treated for functional abdominal pain associated with IBS will use three to four devices. Potential patients with future indications are expected to use six or more devices per patient.

Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We enter into sales agreements with customers for IB-Stim devices based on purchase orders and standard terms, which vary slightly based on the customer’s form, and conditions of sale. Standard payment terms generally are that payment is due within 30 to 90 days. Our largest sales were to three hospitals representing approximately 37% and 52% of total sales for the three months ended June 30, 2023 and 2022, respectively, and to three hospitals representing approximately 42% and 54% of total sales for the six months ended June 30, 2023 and 2022, respectively.

Inflation did not have a material impact on our operations for any applicable period, and we do not expect inflation to have a material impact on our operations for the foreseeable future.

Expenses

We have four categories of expenses: cost of goods sold, selling expenses, research and development (“R&D”), and general and administrative (“G&A”).

Costs of goods sold consist of costs paid for the IB-Stim device to our contract manufacturer along with periodic inventory adjustments and expired inventory write-offs. We expect production costs to remain relatively constant and only nominal inventory expirations in the foreseeable future.

Our core selling expenses primarily consist of commissions and shipping costs. These expense items are generally correlated with sales.

R&D expense is attributable to our clinical trials and related efforts to have our IB-Stim device cleared by the FDA for other indications. We expect to spend approximately $0.3 million for research and development in 2023 for clinical trials for cyclic vomiting syndrome in children, and we anticipate that these costs will decrease in 2024 as a majority of the clinical trials will be completed.

G&A expense consists of payroll and professional fees and is our most significant expense category. Payroll and professional fees account for approximately 86.4% of our G&A expenses. The balance of the expenses are normal operating expenses for facility expenses, utilities, travel, etc. We expect G&A expenses to increase during the remainder of 2023 as we transition to operating as a public company, but we expect G&A expense to stabilize within two years of completion of the IPO.

Gross Profit and Gross Margin

Our management uses gross profit and gross margin to evaluate the efficiency of operations and as a key component to determining the effectiveness and allocation of resources. We calculate gross profit as revenue less cost of goods sold, and gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily the average selling price of our IB-Stim device, production volume, order flows, change in mix of customers, third-party manufacturing costs related to components of our IB-Stim device, and cost-reduction strategies. We expect our gross profit to increase for the foreseeable future as our revenue grows, both through broader insurer acceptance of our IB-Stim device in the near term and approval of our technology for the treatment of other indications over the longer term. Our gross margin may fluctuate from quarter to quarter due to changes in average selling prices, particularly as we introduce enhancements to our IB-Stim device and new products to address other indications, and as we adopt new manufacturing processes and technologies.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

Net sales	$646,021	$682,581	$(36,560)	$1,451,131	$1,452,848	$(1,717)
Cost of goods sold	67,813	79,009	(11,196)	163,713	154,209	9,504
Gross profit	578,208	603,572	(25,364)	1,287,418	1,298,639	(11,221)

Selling expenses	78,791	127,424	(48,633)	186,723	263,304	(76,581)
Research and development	109,789	13,655	96,124	126,586	58,063	68,523
General and administrative	1,507,169	1,132,065	375,104	2,987,923	2,160,161	827,762
Operating loss	$(1,117,541)	$(669,582)	$(447,959)	$(2,013,814)	$(1,182,889)	$(830,925)

Other income (expense):
Financing charges	—	(872,763)	872,763	(2,772)	(872,763)	869,991
Interest expense	(194,690)	(34,450)	(160,240)	(356,378)	(60,550)	(295,828)
Change in fair value of warrant liability	(36,050)	61,520	97,570	198,757	(569,561)	768,318
Change in fair value of derivative financial instruments	860	—	860	192,157	—	192,157
Amortization of debt discount and issuance cost	(887,937)	(12,944)	(874,993)	(3,550,592)	(12,944)	(3,537,648)
Extinguishment of derivative liabilities	—	—	—	1,129,498	—	1,129,498
Other Income	2	11,689	(11,687)	1,552	11,956	(10,404)
Other expense	(258)	—	(258)	(7,430)	—	(7,430)
Total other income (expense)	(1,118,073)	(846,948)	(271,125)	(2,395,208)	(1,503,862)	(891,346)

Net loss	$(2,235,614)	$(1,516,530)	$(719,084)	$(4,409,022)	$(2,686,751)	$(1,722,271)

Net Sales

Net sales decreased $37 thousand, or 5.4%, from $683 thousand for the three months ended June 30, 2022, to $646 thousand for the three months ended June 30, 2023. Net sales decreased $2 thousand, or 0.1%, from $1,453 thousand for the six months ended June 30, 2022, to $1,451 thousand for the six months ended June 30, 2023.The decreases were primarily due to ordering patterns of our major customers. We believe net sales will increase as we ramp up our marketing efforts and as our IB-Stim device is cleared by the FDA for other indications, such as functional nausea, post-concussion syndrome and cyclic vomiting syndrome in children.

Costs of Goods Sold

Costs of goods sold decreased 14.2% in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, mainly because of decreased product sales discussed above. Costs of goods sold increased 6.2% in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Cost of goods sold slightly increased while sales were relatively flat, mainly because a small amount of devices that were sold below the regular price. We expect costs of goods sold to remain relatively constant as we grow, primarily due to our current pricing with our contract manufacturer.

Gross Profit

Gross profit increased $25 thousand, from $604 thousand for the three months ended June 30, 2022, to $578 thousand for the three months ended June 30, 2023, representing 89.5% of revenue in the 2023 period and 88.4% of revenue in the 2022 period. Gross profit decreased $11 thousand, from $1,298 thousand for the six months ended June 30, 2022, to $1,287 thousand for the six months ended June 30, 2023, representing 88.7% of revenue in the 2023 period and 89.4% of revenue in the 2022 period. The decreases were primarily due to increased cost of goods sold mentioned above. We believe gross profit will continue to grow as sales increase, which, in turn, is tied to broader insurance coverage.

Gross Margin

Gross margin increased 1.1%, from 89.5% for the three months ended June 30, 2023, to 88.4% for the three months ended June 30, 2022. Gross margin remained relatively flat with sales. Gross margin decreased 0.7%, from 88.7% for the six months ended June 30, 2023, to 89.4% for the six months ended June 30, 2022. Gross margin remained relatively flat with sales.

Selling Expenses

Selling expenses were down 38.2% in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Selling expenses were down 29.1% in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This was primarily due to lower commission costs in 2023. The commission costs were directly attributable to the decrease in commission rate from 15.0% in 2022 to 12.0% in 2023.

Research and Development

R&D expense increased 703.4% in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. R&D expense increased 118.0% in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was due to new product development expense in the second quarter of 2023. R&D costs are expected to increase during the remainder of 2023.

General and Administrative

G&A expense increased 33.1% in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. G&A expense increased 38.3% in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was due primarily to wages and professional fees. We expect G&A expense to decrease in 2024 primarily because of reduced costs following the completion of the IPO.

Operating Loss

Our operating loss increased $448 thousand, or 66.9%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. operating loss increased $831 thousand, or 70.2%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. primarily due to increased wages and professional fees.

Other Income (Expense)

Other expense increased $271 thousand for the three months ended June 30, 2023 and increased $891 thousand for the six months ended June 30, 2023. The increases were primarily attributable to amortization of debt discount, and interest expense. These losses were primarily offset by extinguishment of derivative liability due to repayment of some of the convertible notes, and favorable changes in the fair value of the derivative and warrant liabilities.

Net Loss

Our net loss increased approximately $719 thousand, or 47.4%, in the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Net loss increased approximately $1.7 million, or 64.1%, in the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The change was attributable to the increase in G&A expenses, and the other income (expense) section discussed above.

Liquidity and Capital Resources

We had cash on hand of approximately $51 thousand at June 30, 2023, as compared to cash-on-hand of approximately $254 thousand at December 31, 2022. Working capital deficit for June 30, 2023 was $11.0 million, as compared to working deficit of $6.5 million at December 31, 2022. The decrease in working capital was due to increased accounts payable, and liabilities assumed in connection with issuance of the Notes. See “—Recent Developments.”

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of June 30, 2023, we had an stockholders’ deficit of approximately $10.0 million. At June 30, 2023, we had short-term outstanding borrowings of approximately $1.5 million, and long-term outstanding borrowings of approximately $.04 million net of discounts of $4,421,424. As of June 30, 2023, we had cash of approximately $51 thousand and a working capital deficit of approximately $11.0 million.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing, and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. The primary activity that will drive all customers and revenues is the adoption of insurance coverage by commercial insurance carriers nationally, so this is a top priority of the Company. These activities, including our planned research and development efforts, will require significant uses of working capital through the rest of 2023 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs through the first quarter of 2024.

We anticipate our sales over the next 12 months to be approximately $10 million, assuming our expectations with respect to acceptance by insurance providers are generally correct, and we anticipate our liquidity needs above and beyond our revenue over the next 12 months to be approximately $4 million.

Additionally, we will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. Our management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act. This additional corporate governance time required of management could limit the amount of time our management has to implement our business plan and may delay our anticipated growth plans. We anticipate over the next 12 months the cost of being a reporting public company will be approximately $0.5 million.

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(1,248,137)	$(1,171,895)
Net cash used by investing activities	(13,067)	(49,815)
Net cash provided by financing activities	1,058,945	974,498

Operating Activities – Cash used in operating activities primarily consisted of general and administrative expense resulting in a net loss for the year. The net loss was partially offset by favorable changes in accounts payable, and accrued expenses in the 2023 period, and accrued expenses in the 2022 period.

Investing Activities – Net cash provided by investing activities primarily consisted of equipment additions.

Financing Activities - Net cash provided by financing activities in the six months ended June 30, 2023, and the six months ended June 30, 2022 primarily consisted of proceeds from new convertible debt.

Recent Developments

On August 11, 2023, the Company consummated its initial public offering (the “IPO”), conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of approximately $6.6 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $6.1 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended (the “Registration Statement”), declared effective by the SEC on August 8, 2023. Alexander Capital L.P. (“Alexander”) acted as sole book-running manager for the offering and Spartan Capital Securities, LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 164,801  shares of common stock. The Company paid the underwriters  an underwriting discount of seven percent (7%) of the amount raised in the offering. In addition, we also paid the underwriters a non-accountable expense allowance in the amount of 1% (such 8% in commissions and fees amounted to a total of $527 thousand) at closing, as well as $175 thousand for the reimbursement of certain of the underwriters’ expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued Alexander unregistered warrants to purchase an aggregate of 65,921 shares of Company common stock, representing 6.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $7.20 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable at any time.

Trademark - The Company entered into an agreement for a trademark related to the Company’s name on July 11, 2022. The agreement called for an initial payment of $10,000 upon execution of the agreement. A second and final payment of $40,000 was contingent upon the completion of the Company’s planned initial public offering. The second payment was recognized and recorded as of the date of the IPO subsequent to the date of our June 30, 2023 financial statements. The trademark does not have a determinate life and therefore the cost is not being amortized.

Convertible Debt Conversion – Pursuant to the IPO, all the convertible debt including interest from 2022 and 2023 was either converted into common stock or paid back. $6,760,708 of principal and interest was converted into 1,605,841 shares of common stock at the exercise price of $4.20 per share. During August 2023, $737,453 of principal and interest was repaid in full. These actions extinguished the remaining derivative liabilities, warrant liabilities, and debt discount.

Preferred Stock Conversion – Masimo Corporation, being the requisite holder of our outstanding Series A Preferred Stock and Series Seed Preferred Stock delivered a consent, dated December 22, 2022, to automatically convert all shares of preferred stock into shares of common stock upon consummation of the initial public offering. As such, upon closing of the IPO, all Series A Preferred Stock and Series Seed Preferred Stock was converted into 1,244,228 shares of common stock. The Series A Preferred Stock was converted before any dividends were declared or paid.

Executive Employment Agreements – On May 4, 2023, the Company amended the Executive Employment Agreements dated August 9, 2022 to state that the deferred bonuses and one-time incentive bonuses will be contingent upon the public offering. As such, upon closing of the IPO, the one-time inventive payments totaling $1.1 million became due immediately. The closing of the IPO also triggered the deferred bonus program to exercise stock options granted in the past. The company will give each employee a cash reimbursement to exercise their options. The cash reimbursement will be in an amount equal to (i) the aggregate of the strike price or exercise price of all Stock Options, as defined hereinafter plus (ii) a tax gross-up payment on the Aggregate Strike Price reasonably calculated by the Company at the highest marginal rates so that after payment of all ordinary income taxes on such Aggregate Strike Price, there remains an amount sufficient to pay such ordinary income taxes. The cash reimbursement will be issued 20% equally during the years 2024 – 2028. The employee must exercise the options on or before the annual deferral bonus payment date to receive the bonus. There are a total of 1,238,712 options pertaining to these agreements with an exercise price of $6.94.

From March through July 2023, we entered into Securities Purchase Agreements (the “2023 SPAs”) which provide for advances of up to $6 million in proceeds to us, subject to our satisfaction of certain conditions (“2023 Private Placement”). Pursuant to the 2023 SPAs, from March through July of 2023, we issued Senior Secured Convertible Promissory Notes (“Notes”) with an aggregate principal amount of $6,066,667, which amount included an original issue discount (“OID”) of $606,667, and underwriter fees for $464,250, resulting in advance proceeds to us of $5.0 million. The notes automatically converted into Common Stock at an initial public offering on a primary exchange. As a result of the $6 price of the shares sold in the IPO, the Conversion Price was set at $4.20 per share. The Company issued 1,498,332 shares of common stock following the IPO. In connection with the issuance of the Notes, we also issued five-year warrants exercisable for an aggregate of 505,570 shares of common stock with a strike price at a 25% premium to the Conversion Price or $5.25 per share subject to anti-dilution, issuable on a pro rata basis at each funding.

The Company used $2.65 million of the cash received from the 2023 Private Placement pay the principal portion of some of the 2022 Senior Secured Convertible Promissory Notes from Leonite Fund I, LP, Bigger Capital Fund, LP, and District 2 Capital Fund, LP reducing the amount due to the original issue discount or an aggregate principal amount of $294,444 which will accrue interest at a rate of 8% per annum without maturity or default rights. The total balance is automatically converting into shares of common stock at a 27.5% discount ($1.65) to the per share offering price ($6.00) in the IPO.

On January 12, 2023, we filed a certificate of amendment to our certificate of incorporation with the Secretary of State of the State of Delaware and effectuated a reverse stock split of our common stock at a ratio of 1-for-2. All share information has been adjusted for this reverse stock split.

On June 23, 2022, the Company filed a Certificate of Conversion to become a Delaware corporation.

From June through November of 2022, we entered into Securities Purchase Agreements (the “2022 SPAs”) with Leonite Fund I, LP, Emmis Capital II, LLC, Bigger Capital Fund, LP, District 2 Capital Fund, LP, and Exchange Listing, LLC, which provide for advances of up to $3 million in proceeds to us, subject to our satisfaction of certain conditions. Pursuant to the 2022 SPAs, from June through November of 2022, we issued Senior Secured Convertible Promissory Notes (“2022 Senior Secured Convertible Promissory Notes”) with an aggregate principal amount of $3,333,333, which amount included an original issue discount (“OID”) of $333,333, and legal fees for $130,000, resulting in advance proceeds to us of $3 million. In connection with the issuance of the 2022 Senior Secured Convertible Promissory Notes, we also issued five-year warrants exercisable for an aggregate of 353,111 shares of common stock with an exercise price of the lower of (a) $11.80 and (b) a 12% discount to the price per share in any subsequent offering by the Company, and we entered into a Pledge and Security Agreement with Leonite Fund I, LP, dated June 3, 2022. Pursuant to the Pledge and Security Agreement, the Company granted a security interest in all of its assets in favor of Leonite Fund I, LP, in its capacity as collateral agent for the purchaser parties under the 2022 SPAs.

The 2022 Senior Secured Convertible Promissory Notes were issued with OID of 10% of the principal amount and bear interest at the greater of (a) the prime rate of interest, as published by the Wall Street Journal, plus 8.5% per annum, or (b) 12%. The 2022 Senior Secured Convertible Promissory Notes will mature in twelve (12) months from their respective issue dates. Any amount of principal, interest, other amounts due hereunder or penalties on the 2022 Senior Secured Convertible Promissory Notes, which is not paid by maturity date, shall bear interest at the lesser of the rate of twenty four percent (24%) per annum or the maximum legal amount permitted by law, from the due date thereof until the same is paid in full, including following the entry of a judgment in favor of Noteholder. The 2022 Senior Secured Convertible Promissory Notes are convertible into shares of common stock at the lower of (a) $9.44 per share, or (b) a discount of 30% to the price per share in any subsequent offering, subject to adjustment in the event of common stock distribution, stock splits, fundamental transactions, dilutive issuances or similar events affecting our common stock and the conversion price. Interest accrues on the aggregate principal amount (which includes OID) and is payable monthly, at the Company’s election, in cash or in-kind.

Upon the advance of the consideration under the 2022 SPAs, the Company is required to issue to the noteholders a number of shares of common stock, calculated based on the value of 10% of the principal amount of the Notes issued in such advance, at a value per share equal to the conversion price of the 2022 Senior Secured Convertible Promissory Notes at the date of such advance (the “Commitment Shares”). Accordingly, in connection with the initial advance and issuance of 2022 Senior Secured Convertible Promissory Notes, assuming a conversion price of $9.44 per share, we issued 35,317 Commitment Shares to the Noteholders.

The 2022 Senior Secured Convertible Promissory Notes have certain restrictions on the Company’s issuance of securities, including, among other restrictions, (i) the Company shall not without the Noteholder’s written consent (a) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on the common stock of the Company other than dividends on common stock solely in the form of additional common stock, or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of common stock or equivalents, (ii) unless approved by the Noteholders in writing, the Company shall not enter into an agreement or amend an existing agreement to effect any sale of securities involving, or convert any securities previously issued under, a variable rate transaction, which means a transaction in which the Company (A) issues or sells any convertible securities either (x) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the common stock, or (y) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company, or the market for the common stock, or (B) enters into any agreement whereby the Company may sell securities at a future determined price (other than standard and customary “preemptive” or “participation” rights), (iii) the Noteholders have the right, but not the obligation, to participate in the purchase of the securities being offered up to an amount equal to thirty percent (30%) of the principal amount of 2022 Senior Secured Convertible Promissory Notes (the “ Participation Right”) when the Company or its subsidiary proposes to offer and sell its securities, whether in the form of debt, equity financing, or any other financing transaction (each a “Future Offering”); provided that, the Participation Right shall not exceed the lesser of (i) one-third of the aggregate amount of the Future Offering, and (ii) an amount equal to the principal amount (allocated to the Noteholder’s pro-rata to their portion of the principal amount), and (iv) if the Company has a bona fide offer of capital or financing from any third party that the Company intends to act upon, other than an underwritten initial public offering of the Company’s common shares, then the Company must first offer such opportunity to the Noteholders to provide such capital or financing to the Company on the same terms. The 2022 Senior Secured Convertible Promissory Notes holders waived their Participation Right to participate in the December 2022 and January 2023 convertible note issuances described below.

We have agreed to pay to the Noteholders any outstanding principal amount of 2022 Senior Secured Convertible Promissory Notes, all accrued and unpaid interest, and fees and penalties, if any, from any future financing proceeds and other future receipts, at the Noteholder’s discretion, except for the right of the Company to make bona fide payments to vendors with common stock.

The Company used $2.65 million of the cash received from the 2023 Private Placement to pay the principal portion of some of the 2022 Senior Secured Convertible Promissory Notes from Leonite Fund I, LP, Bigger Capital Fund, LP, and District 2 Capital Fund, LP reducing the amount due to the original issue discount or an aggregate principal amount of $294,444. This balance will automatically convert into shares of common stock at the terms described below of the lower of (a) $9.44 per share, or (b) a discount of 30% to the price per share in any subsequent offering.

From December 2022 through January 2023, the Company issued unsecured convertible promissory notes to three existing investors, Todd Maxwell, Rogan O’Donnell and Michael & Michele Robuck, with an aggregate principal amount of $222,222, which amount included an OID of $22,222, resulting in advance proceeds to us of $200,000. The notes carry an OID of 10% of the principal amount and have an interest rate of 12% per annum. The notes will mature at the earlier of (i) twelve (12) months from the issue date or (ii) the date upon which the Company completes a registered public offering of shares of the Company, which encompasses the closing of the IPO. The notes are convertible into shares of common stock at the higher of (i) $9.44 per share, or (ii) the price per share of common stock issued pursuant to the next registered public offering of shares of the Company made prior to the conversion of any portion of the note. Interest accrues on the aggregate principal amount (which includes OID) and is payable on the maturity date, at the Company’s election, in cash or in-kind. The holders of the notes are entitled to piggyback registration rights on any registration statement filed by the Company, other than any registration statement filed on Form S-4 or Form S-8.

We are a party to three advisory agreements with Exchange Listing, LLC, a consultant engaged in connection with listing our common stock for trading on NYSE American. Pursuant to the first advisory agreement with Exchange Listing, dated March 3, 2022, and amended February 10, 2023, we have agreed to pay Exchange Listing a monthly consulting fee of $5,000 and a final payment of $50,000 upon a successful NYSE American listing, and, also upon such listing, to issue Exchange Listing 125,000 shares of our common stock and to issue Exchange Listing five-year warrants to purchase 176,939 shares of our common stock (representing 2.0% of our outstanding shares, after giving effect to the IPO, on a fully-diluted basis) with an exercise price of $6.00 per share (representing the public offering price of the IPO). Pursuant to the second advisory agreement with Exchange Listing, dated June 20, 2022, and amended December 20, 2022, and amended February 10, 2023, we have agreed to pay Exchange Listing fees in the aggregate of up to $136,166 for advice in connection with communication and other related matters leading up to the IPO. Pursuant to the third advisory agreement with Exchange Listing, dated February 10, 2023, we have agreed to issue Exchange Listing 125,000 shares of our common stock as pre-payment for future services. We have agreed to piggyback registration rights with respect to the shares issuable upon exercise of the warrants.

Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not intend to hedge any existing or future borrowings and, consequently, we do not expect to be affected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements.

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and those that require significant judgments and estimates.

The accounting principles we utilized in preparing our financial statements conform in all material respects to U.S GAAP.

Inventories

Inventories are valued at the lower of cost or net realizable value. Our inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date and are removed from current inventory and expensed at the date of expiration.

Leases

We account for our leases under Accounting Standards Update No. 2016-02, Leases. We do not record an operating lease right of use (“ROU”) asset and corresponding lease liability for leases with an expected term of 12 months or less and recognize lease expense for these leases as incurred over the lease term. Operating lease ROU assets and operating lease liabilities for leases with an expected term of more than 12 months are recognized based on the present value of lease payments over the lease term. For lease present value calculations, absent a rate implicit in the lease, we determine a comparable incremental borrowing rate. The present value is then recognized as lease expense on a straight-line basis over the lease term.

Derivative Financial Instruments

We evaluate our financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The result of this accounting treatment is that the fair value of the derivative is re-measured at each balance sheet date and recorded as a liability or asset and the change in fair value is recorded in the statements of operations and comprehensive loss. As of December 31, 2020, our derivative financial instruments were comprised of warrants issued in connection with capital raising transactions. Upon settlement of a derivative financial instrument, the instrument is re-measured at the settlement date and the fair value of the underlying instrument is reclassified to equity.

The classification of derivative financial instruments, including whether such instruments should be recorded as liabilities/assets or as equity, is reassessed at the end of each reporting period. Derivative financial instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative financial instruments will be classified in the balance sheet as current if the right to exercise or settle the derivative financial instrument lies with the holder.

Revenue Recognition

Revenue is recognized in one major product segment – commercial products. The timing of revenue recognition for this product segment occurs as goods are transferred at a point in time.

We estimate credit losses on accounts receivable by estimating expected credit losses over the contractual term of the receivable using a discounted cash flow method. When developing this estimate of expected credit losses, we consider all available information (past, current, and future) relevant to assessing the collectability of cash flows. The Company has concluded that realization losses on balances outstanding at year-end will be immaterial.

Recent Accounting Pronouncements

There are several recently issued accounting pronouncements that have been reviewed and adopted. The pronouncements regarding leases had a material impact on our financial statements. There are no other recently issued accounting pronouncements that we have not yet adopted that we believe are applicable or would have a material impact on our financial statements. For more information regarding recent accounting pronouncements, refer to Note 1 to our audited financial statements contained in the Prospectus.

We are an emerging growth company, and under the JOBS Act, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of the extended transition period for complying with new or revised accounting standards provided to emerging growth companies under the JOBS Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Prior to the IPO, due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (1) a lack of segregation of duties, since we have a limited administrative staff, and (2) lack of internal controls structure review. As a result of these constraints, as of June 30, 2023, we had material weaknesses in our internal control over financing reporting.

The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing. Additionally, there is inadequate segregation of duties consistent with control objectives. Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. All responsibility for accounting entries and the creation of financial statements is held by a single person, though the Company engages multiple accounting consultants for accounting, tax and audit support. To remedy this situation, we would need to hire additional staff or financial consultant support. Following completion of the IPO, we are assessing our capabilities to hire additional staff to facilitate greater segregation of duties.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management continues to take actions to remedy these weaknesses, including the review of current staff, reassignment of duties, and possible hiring of additional staff to create the necessary segregation of duties to improve controls over information processing.

Remediation Plan

We are starting the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, the Company has undertaken various actions, and will take additional actions, such as remediating the material weaknesses described above, implementing additional internal controls and procedures and hiring internal audit staff or financial consultants. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting, the material weakness identified will not be considered remediated until the controls operate for a sufficient period of time, and we cannot assure you that the measures we have taken to date, or any measures we may take in the future will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting during our first two fiscal quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial condition as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a significant diversion of our resources, and there is no guarantee that we will be able to successfully defend against any such litigation regardless of particular merits. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available on favorable terms, at all, or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business, financial condition and the results of our operations.

Please reference the Litigation section of Note 15 for additional disclosure.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

On August 11, 2023, the Company consummated its IPO, conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of approximately $6.6 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $6.1 million. Alexander acted as sole book-running manager for the offering and Spartan Capital Securities, LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 164,801  shares of common stock.

All shares sold in our IPO were registered pursuant to the Registration Statement, declared effective by the SEC on August 8, 2023.  The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

On May 4, 2023, the Company amended the Executive Employment Agreements dated August 9, 2022 to state that the deferred bonuses and one-time incentive bonuses will be contingent upon the public offering. As such, upon closing of the IPO, the one-time inventive payments totaling $1.1 million became due immediately. The closing of the initial public offering also triggered the deferred bonus program to exercise stock options granted in the past. The Company will give each employee a cash reimbursement to exercise their options. The cash reimbursement will be in an amount equal to (i) the aggregate of the strike price or exercise price of all Stock Options, as defined hereinafter plus (ii) a tax gross-up payment on the Aggregate Strike Price reasonably calculated by the Company at the highest marginal rates so that after payment of all ordinary income taxes on such Aggregate Strike Price, there remains an amount sufficient to pay such ordinary income taxes. The cash reimbursement will be issued 20% equally during the years 2024 – 2028. The employee must exercise the options on or before the annual deferral bonus payment date to receive the bonus. There are a total of 1,238,712 options pertaining to these agreements with an exercise price of $6.94.

There has been no material change in the planned use of proceeds from the IPO as described in the Prospectus.

Unregistered Sales of Equity Securities

From March through July 2023, we entered into Securities Purchase Agreements (the “2023 SPAs”) which provide for advances of up to $6 million in proceeds to us, subject to our satisfaction of certain conditions (“2023 Private Placement”). Pursuant to the 2023 SPAs, from March through July of 2023, we issued Senior Secured Convertible Promissory Notes (“Notes”) with an aggregate principal amount of $6,066,667, which amount included an original issue discount (“OID”) of $606,667, and underwriter fees for $464,250, resulting in advance proceeds to us of $5.0 million. The notes automatically converted into Common Stock at an initial public offering on a primary exchange. As a result of the $6 price of the shares sold in the IPO, the Conversion Price was set at $4.20 per share. The Company issued 1,498,332 shares of common stock following the IPO. In connection with the issuance of the Notes, we also issued five-year warrants exercisable for an aggregate of 505,570 shares of common stock with a strike price at a 25% premium to the Conversion Price or $5.25 per share subject to anti-dilution, issuable on a pro rata basis at each funding.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder, or Securities Act Rule 701 for the offer and sale of securities not involving a public offering.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Registration Statement on Form S-1, filed on January 10, 2023)
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.2 to Registration Statement on Form S-1, filed on January 26, 2023)
3.3	Bylaws (incorporated by reference to exhibit 3.3 to Registration Statement on Form S-1, filed on January 10, 2023)
10.1	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Brian Carrico, dated as of May 4, 2023 (incorporated by reference to exhibit 10.13 to Registration Statement on Form S-1, filed on June 1, 2023)
10.2	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Thomas Carrico, dated as of May 4, 2023 (incorporated by reference to exhibit 10.16 to Registration Statement on Form S-1, filed on June 1, 2023)
10.3	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Dan Clarence, dated as of May 4, 2023 (incorporated by reference to exhibit 10.18 to Registration Statement on Form S-1, filed on June 1, 2023)
10.4	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Christopher Robin Brown, dated as of May 4, 2023 (incorporated by reference to exhibit 10.20 to Registration Statement on Form S-1, filed on June 1, 2023)
10.5	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Gary Peterson, dated as of May 4, 2023 (incorporated by reference to exhibit 10.22 to Registration Statement on Form S-1, filed on June 1, 2023)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURAXIS, INC.
Date: September 22, 2023
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer (Principal Executive Officer)

Date: September 22, 2023	/s/ John Seale
John Seale
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

