Form 10-Q
period 2023-09-30
Neuraxis, INC
filed 2023-11-20
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 13, 2023 was 5,289,514 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

Neuraxis, Inc.

Condensed Balance Sheet

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$761,249	$253,699
Accounts receivable, net	132,382	174,399
Inventories	34,530	48,133
Prepaids and other current assets	38,693	726
Total current assets	966,854	476,957

Property and Equipment, at cost:	420,586	405,845
Less - accumulated depreciation	(340,260)	(317,834)
Property and equipment, net	80,326	88,011

Other Assets:
Deferred offering costs	—	736,736
Operating lease right of use asset	78,043	101,382
Intangible assets, net	110,695	77,558
Total Assets	$1,235,918	$1,480,644

Liabilities

Current Liabilities:
Accounts payable	$566,649	$1,592,116
Accrued expenses	280,063	834,062
Notes payable	194,249	202,834
Current portion of operating lease payable	45,194	33,395
Notes payable - related party	—	58,051
Notes payable - convertible notes, net of unamortized discount of $0 and $3,327,213 as of September 30, 2023 and December 31, 2022	—	228,342
Customer deposits	68,972	59,174
Share liabilities	934,256	—
Derivative liabilities	—	1,735,700
Warrant liabilities	168,269	2,234,384
Total current liabilities	2,257,652	6,978,058

Non-current Liabilities:
Operating lease payable, net of current portion	39,353	76,199
Note payable, net of current portion	—	—
Total non-current liabilities	39,353	76,199

Total liabilities	2,297,005	7,054,257
Commitments and contingencies (see note 14)

Stockholders’ Equity (Deficit)

Convertible Series A Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 issued and outstanding as of September 30, 2023 and 506,637 as of December 31, 2022	—	507
Convertible Series Seed Preferred Stock, $0.001 par value; 120,000 shares authorized; 0 issued and outstanding as of September, 2023 and 115,477 as of December 31, 2022	—	115
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,149,340 issued and outstanding as of September, 2023 and 1,963,322 as of December 31, 2022	5,149	1,963
Additional paid in capital	42,178,570	28,355,230
Accumulated deficit	(43,244,806)	(33,931,428)

Total stockholders’ equity (deficit)	(1,061,087)	(5,573,613)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,235,918	$1,480,644

The accompanying notes are an integral part of these unaudited condensed financial statements.

Neuraxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Net Sales	$477,460	$618,805	$1,928,590	$2,071,653
Cost of Goods Sold	67,287	67,638	231,000	221,846

Gross Profit	410,173	551,167	1,697,590	1,849,807

Selling Expenses	64,210	81,589	250,933	344,892
Research and Development	44,950	86,175	171,536	144,239
General and Administrative	3,323,352	1,586,527	6,316,411	3,746,688

Operating Loss	(3,022,339)	(1,203,124)	(5,041,290)	(2,386,012)

Other Income (Expense):
Financing charges	—	(601,128)	(2,772)	(1,473,892)
Interest expense	(102,628)	(100,741)	(453,869)	(161,291)
Interest income	2,103	—	2,103	—
Change in fair value of warrant liability	592,853	(90,628)	791,610	(660,189)
Change in fair value of derivative liability	6,394	(68,032)	198,551	(68,032)
Amortization of debt discount and issuance cost	(1,331,030)	(16,029)	(4,881,622)	(28,973)
Extinguishment of debt liabilities	(1,058,062)	—	71,436	—
Other income	9,931	—	11,483	11,956
Other expense	(1,578)	—	(9,008)	—
Total other income (expense), net	(1,882,017)	(876,558)	(4,272,088)	(2,380,421)

Net Loss	$(4,904,356)	$(2,079,682)	$(9,313,378)	$(4,766,433)

Per-share Data
Basic and diluted loss per share	$(1.35)	$(1.14)	$(3.65)	$(2.70)

Weighted Average Shares Outstanding
Basic and diluted	3,625,519	1,988,758	2,552,007	1,976,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

Neuraxis, Inc.

Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2022

	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances, January 1, 2022	506,637	$507	115,477	$115	1,928,004	$1,928	$28,323,157	$(29,151,367)	$(825,660)
Stock based compensation	—	—	—	—	—	—	11,994	—	11,994
Net loss	—	—	—	—	—	—	—	(1,170,221)	(1,170,221)
Balances, March 31, 2022	506,637	$507	115,477	$115	1,928,004	$1,928	$28,335,151	$(30,321,588)	$(1,983,887)
Stock based compensation	—	—	—	—	—	—	12,127	—	12,127
Common stock issued upon signing of notes payable	—	—	—	—	14,125	14	1,034	—	1,048
Net loss	—	—	—	—	—	—	—	(1,516,530)	(1,516,530)
Balances, June 30, 2022	506,637	$507	115,477	$115	1,942,129	$1,942	$28,348,312	$(31,838,118)	$(3,487,242)
Stock based compensation	—	—	—	—	—	—	3,198	—	3,198
Common stock issued upon signing of notes payable	—	—	—	—	9,419	9	2,308	—	2,317
Net loss	—	—	—	—	—	—	—	(2,079,682)	(2,079,682)
Balances, September 30, 2022	506,637	$507	115,477	$115	1,951,548	$1,951	$28,353,818	$(33,917,800)	$(5,561,409)

For the Three and Nine Months Ended September 30, 2023

	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(33,931,428)	$(5,573,613)
Net loss	—	—	—	—	—	—	—	(2,173,408)	(2,173,408)
Balance, March 31, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(36,104,836)	$(7,747,021)
Net loss	—	—	—	—	—	—	—	(2,235,614)	(2,235,614)
Balances, June 30, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(38,340,450)	$(9,982,635)
Common stock issued upon initial public offering, net	—	—	—	—	1,098,667	1,099	4,859,622	—	4,860,721
Common stock issued upon preferred stock conversion	(506,637)	(507)	(115,477)	(115)	167,986	168	(622)	—	(1,076)
Common stock issued upon debt conversion	—	—	—	—	1,494,359	1,494	8,964,765	—	8,966,259
Common stock issued from agreements	—	—	—	—	425,000	425	(425)	—	—
Net loss	—	—	—	—	—	—	—	$(4,904,356)	$(4,904,356)
Balances, September 30, 2023	—	$—	—	$—	5,149,334	$5,149	$42,178,570	$(43,244,806)	$(1,061,087)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Neuraxis, Inc.

Condensed Statement of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(9,313,378)	$(4,766,433)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and issuance cost	4,881,622	28,973
Depreciation and amortization	30,290	25,047
Provisions for losses on accounts receivable	6,380	42,795
Non-cash lease expense	23,339	19,945
Non-cash interest expense	260,777	—
Stock based compensation	—	27,319
Extinguishment of derivative liability	(71,436)	—
Issuance of common stock for non-cash consideration	2,550,000	—
Finance charges	2,772	1,473,892
Change in fair value of debt liabilities	(198,551)	68,032
Change in fair value of warrant liabilities	(791,610)	660,189
Changes in operating assets and liabilities:
Accounts receivable	35,637	(247,738)
Inventory	13,603	(18,141)
Prepaids and other current assets	(37,967)	(481)
Accounts payable	(1,025,467)	359,652
Accrued expenses	(415,181)	256,184
Customer deposits	9,798	7,762
Operating lease liability	(25,047)	(20,686)
Net cash used by operating activities	(4,064,419)	(2,083,689)

Cash Flows from Investing Activities
Additions to property and equipment	(14,741)	(11,390)
Additions to intangible assets	(41,000)	—
Net cash used by investing activities	(55,741)	(11,390)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of issuance costs	5,464,642	—
Offering costs in advance of sale of common stock	(2,417,185)	(87,694)
Principal payments on notes payable	(3,487,578)	(122,265)
Proceeds from notes payable	159,831	122,000
Proceeds from convertible notes, net of fees	4,908,000	1,870,000
Net cash provided (used) by financing activities	4,627,710	1,782,041

Net Increase (decrease) in Cash and Cash Equivalents	507,550	(313,038)

Cash and Cash Equivalents at Beginning of Period	253,699	320,858

Cash and Cash Equivalents at End of Period	$761,249	$7,820
Supplemental Disclosure of Non-cash Cash Activities
Cash paid for interest	$192,015	$118,391
Cash paid for income taxes	—	—
Supplemental Schedule of Non-cash Investing and Financing Activities
Fair value of warrant liabilities of warrants from convertible notes	$2,446,502	$1,822,435
Fair value of derivative liabilities of conversion feature from convertible notes	2,375,378	1,518,092
Relative fair value of shares issued with convertible notes	—	3,365
Deferred offering costs in accounts payable	—	606,830

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

On August 11, 2023, the Company consummated the IPO, conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of approximately $6.6 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $5.5 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended, declared effective by the SEC on August 8, 2023. Alexander Capital L.P. (“Alexander”) acted as sole book-running manager for the offering and Spartan Capital Securities, LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 164,801 shares of common stock. The Company paid the underwriters an underwriting discount of seven percent (7%) of the amount raised in the offering. In addition, we also paid the underwriters a non-accountable expense allowance in the amount of 1% (such 8% in commissions and fees amounted to a total of $527 thousand) at closing, as well as $175 thousand for the reimbursement of certain of the underwriters’ expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued Alexander unregistered warrants to purchase an aggregate of 65,921 shares of Company common stock, representing 6.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $7.20 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable at any time.

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

2. Summary of Significant Accounting Policies

The summary of significant accounting policies of Neuraxis, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not hold any cash equivalents as of September 30, 2023 and December 31, 2022.

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

Allowance for Credit Losses

Trade accounts receivable are stated net of an allowance for credit losses. We estimate allowance for credit losses by evaluating specific accounts where information indicates our customers may have an inability to meet financial obligations, such as customer payment history, credit worthiness and receivable amounts outstanding for an extended period beyond contractual terms. We use assumptions and judgment, based on the best available facts and circumstances, to record an allowance to reduce the receivable to the amount expected to be collected. The allowance for doubtful accounts was $24,895 and $31,275 at September 30, 2023 and December 31, 2022, respectively. The Company recorded credit losses for the three and nine months ended September 30, 2023 of $9,996 and $13,923, respectively, and for the three and nine months ended September 30, 2022 of $13,216 and $42,795, respectively.

Customer Deposits

Customer deposits consists of billings, payments, and returned devices from clients in advance of revenue recognition. The Company will recognize the customer deposits over the next year. As of September 30, 2023, and December 31, 2022, the Company had customer deposits of $68,972 and $59,174, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. There was no expired inventory for the three and nine months ended September 30, 2023 and September 30, 2022.

Deferred Offering Costs

Deferred offering costs consist of costs incurred in connection with the preparation of an initial public offering. These costs, together with the underwriting discounts and commissions, will be charged to additional paid in capital upon completion of the proposed public offering. As of September 30, 2023, and December 31, 2022, the Company had deferred offering costs of $0 and $736,736, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Depreciation is calculated using the following estimated useful lives:

Classification	Years
Leasehold Improvements	10-20
Machinery and Equipment	7-10
Furniture and Fixtures	5-10

Depreciation expense was $7,609 and $22,426 during the three and nine months ended September 30, 2023, respectively, and was $7,868 and $23,592 during the three and nine months ended September 30, 2022, respectively.

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

The Company entered into an agreement for a trademark related to the Company’s name on July 11, 2022. The agreement called for an initial payment of $10,000 upon execution of the agreement. A second and final payment of $40,000 was contingent upon the completion of the Company’s planned initial public offering. The second payment has been accrued and is recorded in accounts payable and intangible assets on the balance sheet. The trademark does not have a determinate life and therefore the cost is not being amortized.

The Company entered into an option agreement on April 12, 2023 to enter into a royalty-bearing licensing agreement to bring the optionor’s invention to commercialization. The agreement required an initial payment of $1,000 upon execution of the agreement. The agreement does not have a determinate life and therefore the cost is not being amortized.

We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable. During the three and nine months ended September 30, 2023 and 2022, the Company recorded no impairment charges for intangible assets.

Amortization expense was $2,621 and $7,864 during the three and nine months ended September 30, 2023, respectively, and was $485 and $1,455 during the three and nine months ended September 30, 2022, respectively.

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

Based on the results of management’s evaluation, adoption of the rules did not have a material effect on the Company’s financial statements. Further, no interest or penalties have been accrued or charged to expense as of September 30, 2023 and 2022 and for the nine months then ended.

The Company’s income tax returns are subject to examination by the taxing authorities until the expiration of the related statutes of limitations on those tax returns. In general, the federal and state income tax return have a three-year statute of limitations. As of September 30, 2023, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns
Federal	2020 – 2022
Various States	2020 – 2022

Advertising Cost

Advertising costs are expensed as incurred and amounted to $21,730 and $54,716 for the three and nine months ended September 30, 2023, respectively, and $3,300 and $14,900 for the three and nine months ended September 30, 2022, respectively.

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on September 30, 2023 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

The following tables provides a summary of the relevant assets and liabilities that are measured at fair value on recurring basis:

Fair Value Measurements as of

September 30, 2023

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$168,269	$—	$—	$168,269
Derivative liabilities	$—	$—	$—	$—
Total Liabilities	$168,269	$—	$—	$168,269

Fair Value Measurements as of

December 31, 2022

	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Warrant liabilities	$2,234,384	$—	$—	$2,234,384
Derivative liabilities	$1,735,700	$—	$—	$1,735,700
Total Liabilities	$3,970,084	$—	$—	$3,970,084

The following table shows the valuation methodology and unobservable inputs for Level 3 assets and liabilities measured at fair value on recurring basis as of September 30, 2023 and December 31, 2022:

	As of Fair Value	As of Fair Value	Valuation	Unobservable
	September 30 2023	December 31 2022	Methodology	Inputs
Warrant liabilities	$168,269	$2,234,384	Monte Carlo model	Project simulated cash flows
Derivative liabilities	$—	$1,735,700	Monte Carlo model	Project simulated cash flows

There were no transfers between any of the levels during the three and nine months ended September 30, 2023 and year ended December 31, 2022. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

Basic and Diluted Net Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Basic weighted average shares for the quarter ended September 30, 2023 includes 40,000 vested warrants to purchase common shares. As the shares underlying these warrants can be purchased for little to no consideration ($0.01 per share exercise price), they are included in the computation of basic earnings per share. Diluted EPS is computed by dividing net income (loss) by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented. Preferred stock dividends (not declared or paid) were $0 and $2,190,102 as of September 30, 2023 and December 31, 2022, respectively.

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for September 30, 2023 and 2022 presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following potentially dilutive common stock equivalents at September 30, 2023 and 2022:

	2023	2022

Convertible Series A Preferred Stock	—	1,013,270
Convertible Series Seed Preferred Stock	—	230,954
Options	1,319,394	1,319,394
Pre-Funded Warrants for Convertible Series A
Preferred Stock	—	289,779
Warrants	1,788,012	496,516
Totals	3,107,406	3,349,913

The following table shows the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(4,904,356)	(2,079,682)	$(9,313,378)	(4,766,433)
Preferred stock dividends	—	(192,794)	—	(572,098)
	(4,904,356)	(2,272,476)	(9,313,378)	(5,338,531)
Denominator

Weighted-average shares of common stock outstanding - basic and diluted	3,625,519	1,988,758	2,552,007	1,976,380
Basic and diluted net loss per share	$(1.35)	$(1.14)	$(3.65)	$(2.70)

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

The following table disaggregates the Company’s revenue based on the customer’s location by state for the three months ended September 30:

	2023		2022
California	$138,075	Wisconsin	$126,725
Ohio	129,200	Ohio	122,400
Florida	37,810	California	76,900
Wisconsin	24,700	Florida	71,700
Illinois	21,510	Missouri	62,140
All other states	126,165	All other states	158,940
	$477,460		$618,805

The following table disaggregates the Company’s revenue based on the customer’s location by state for the nine months ended September 30:

	2023		2022
California	$513,395	Wisconsin	$560,345
Ohio	278,500	Ohio	374,670
Wisconsin	223,340	California	269,805
Florida	135,410	Florida	179,075
Missouri	95,030	Missouri	143,400
All other states	682,915	All other states	544,358
	$1,928,590		$2,071,653

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

Geographical location of customers: Sales to customers located within the United States represent essentially all of the Company’s sales.

Type of contract: Sales contracts consist of purchase order contracts that tend to be short-term (i.e., less than or equal to one year in duration).

The opening and closing balances of trade receivables, contract assets, and contract liabilities from contracts with customers are as follows:

	Trade Receivables	Contract Assets	Contract Liabilities
Balance 1/1/2022	$115,301	$0	$0
Balance 12/31/22 and 1/1/2023	$174,399	$0	$0
Balance 9/30/2023	$132,382	$0	$0

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

Receivables consist of unsecured amounts due from customers. As of September 30, 2023, accounts receivable from two customers with balances due in excess of 10% of total accounts receivable were approximately 15%, and 14%, respectively. As of December 31, 2022, accounts receivable from three customers with balances due in excess of 10% of total accounts receivable was 23%, 15%, and 12%, respectively.

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the three months ended September 30, 2023 and 2022, respectively.

	2023	Percentage of Sales	2022	Percentage of Sales

Hospital A	$96,820	20%	$60,520	10%
Hospital B	123,800	26%	119,500	19%
Hospital C	18,450	4%	74,425	12%
	$239,070	50%	$254,445	41%

The table below sets forth the Company’s customers that accounted for greater than 10% of its revenues for the nine months ended September 30, 2023 and 2022, respectively.

	2023	Percentage of Sales	2022	Percentage of Sales

Hospital A	$388,240	20%	$248,725	12%
Hospital B	246,400	13%	359,800	17%
Hospital C	193,000	10%	441,125	22%
	$827,640	43%	$1,049,650	51%

From time to time, the Company’s bank balances may exceed the FDIC limit of $250,000; however, management does not feel that this has a material impact on the financial condition. At September 30, 2023 and December 31, 2022, the Company’s uninsured cash balances totaled $261,239, and $0, respectively.

Going Concern

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of September 30, 2023, we had a stockholders’ deficit of approximately $1.1 million. At September 30, 2023, we had short-term outstanding borrowings of approximately $194 thousand. As of September 30, 2023, we had cash of approximately $761 thousand and a working capital deficit of approximately $1.3 million.

On August 11, 2023, the Company consummated its initial public offering (the “IPO”), conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of approximately $6.6 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $6.1 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended, declared effective by the SEC on August 8, 2023. Alexander Capital L.P. acted as sole book-running manager for the offering and Spartan Capital Securities, LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 164,801 shares of common stock. See Note 18 Subsequent Events.

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

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ initial balances were $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company provided an allowance for the entire balance of principal and interest as of December 31, 2019. The current allowance is $1,141,441 as of September 30, 2023. The current loan balances are as follows:

	Loan	Interest	Interest
September 30, 2023	Receivable	Receivable	Income
Shareholder 1	$506,400	$64,388	$17,317
Shareholder 2	506,400	64,253	17,317
	1,012,800	128,641	34,634
Allowance for Collection Risk	(1,012,800)	(128,641)	(34,634)
Net Balance	$—	$—	$—

	Loan	Interest	Interest
December 31, 2022	Receivable	Receivable	Income
Shareholder 1	$506,400	$47,071	$11,523
Shareholder 2	506,400	46,936	11,523
	1,012,800	94,007	23,046
Allowance for Collection Risk	(1,012,800)	(94,007)	(23,046)
Net Balance	$—	$—	$—

The Company has loans payable to shareholders related to funding needs for operations. The current loan details for all related party loans are as follows:

				Interest &
		Interest	Loan	Service Fee	Interest
September 30, 2023	Due Date	Rate	Balance	Accrued	Paid
Shareholder 1	June, 2019	15.00%	$—	$—	$10,047
Shareholder 1	June, 2019	15.00%	—	—	27,056
Other Convertibles	Various	5.00%	—	66,648	—
Total			$—	$66,648	$37,103

				Interest &
		Interest	Loan	Service Fee	Interest
December 31, 2022	Due Date	Rate	Balance	Accrued	Paid
Shareholder 1	June, 2019	15.00%	$20,051	$8,161	$—
Shareholder 1	June, 2019	15.00%	38,000	23,481	—
Other Convertibles	Various	5.00%	—	66,648	—
Total			$58,051	$98,290	$—

The Company’s Chief Financial Officer, John Seale, CPA.CITP, is contracted for services through RBSK Partners PC (RBSK). Mr. Seale is RBSK’s managing partner and majority shareholder. RBSK is engaged by the Company to provide accounting and tax services on a continuous basis. Fees paid to RBSK for services were $304,158 and $78,593 for the nine months ended September 30, 2023 and 2022, respectively. The Company owed RBSK for open invoices of $29,831 and $68,142 that are included in accounts payable as of September 30, 2023 and December 31, 2022, respectively.

4. Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$87,148	$87,148
Computer hardware	30,193	15,452
Leasehold improvements	21,064	21,064
Machinery and equipment	282,181	282,181
Total property and equipment	420,586	405,845
Less: accumulated depreciation	(340,260)	(317,834)
Property and equipment, net	$80,326	$88,011

Depreciation expense was $7,609 and $7,868 for the three months ended September 30, 2023 and September 30, 2022, respectively, and was $22,426 and $23,592 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

5. Intangible Assets

Intangible assets, net consists of the following:

	September 30,	December 31,
	2023	2022
Software Implementation	$49,815	$49,815
Patents	32,464	32,463
Trademarks	50,000	10,000
Licenses	1,000	—
Total intangible assets	133,279	92,278
Less: accumulated amortization	(22,584)	(14,720)
Intangible assets, net	$110,695	$77,558

Amortization expense was $2,621 and $485 for the three months ended September 30, 2023 and September 30, 2022, respectively, and was $7,864 and 1,455 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Wages	$60,432	$523,003
Employee benefits	20,213	16,555
Board fees	48,345	—
Commissions	86,384	—
Capital raise fees	(3,250)	88,259
Property taxes	1,291	777
Interest	66,648	173,826
Related party interest	—	31,642
Total accrued expenses	$280,063	$834,062

7. Notes Payable

On February 15, 2023, The Company signed a promissory note with Exchange Listing, LLC in the amount of $52,600. The note carries an interest rate of 1%. The interest shall accrue on the outstanding balance until the date of repayment and shall be payable at the time and place and in the manner provided in this promissory note. The Note shall be paid on the earlier of (i) three months from the date hereof or the Company receiving a financing in the minimum of $3,000,000. On August 14, 2023, The Company used proceeds from the initial public offering to pay the promissory note back in full, including interest in the amount of $52,858.

The Company borrowed $250,000 on December 16, 2021, from Channel Partners Capital. The note calls for 65 weekly payments of $4,923.08 with the final payment scheduled for March 16, 2023. The note’s interest rate computes to a nominal rate of 40.856%. The principal outstanding at December 31, 2021 was $244,048. The Company borrowed $122,000 on September 16, 2022 to bring the principal balance back to $250,000. The principal outstanding at December 31, 2022 was $202,834. The Company borrowed $107,231 on May 24, 2023 to bring the principal balance back to $250,000. The terms of the note are the same as the previous note with the final payment scheduled for August 22, 2024. The principal outstanding at September 30, 2023 was $194,248. The Company believes that the advancement of additional funds is a minor modification to the terms of the existing loan since the difference in present value of the cash flows under the terms of the new loan is less than 10% of the present value of the remaining cash flows under the terms of the original loan. As a result, the modification was accounted for as a modification of debt.

The lender was granted and assigned a continuing security interest in all the Company’s personal property assets including, but not limited to, business equipment, inventory, accounts, accounts receivable, intellectual property, chattel paper, instruments, deposit accounts, commercial tort claims, contract rights, licenses, claims, and general intangibles.

The future minimum principal payments to be paid in 2023 and 2024 are $46,187 and $148,062, respectively.

Convertible Notes

From March to July of 2023 the Company conducted multiple closings of a private placement offering to accredited investors for aggregate gross principal of $6,066,667 or net proceeds of $4,995,750.

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

As facilitators to the notes Signature Bank and Alexander Capital, L.P. have received certain fees. Signature Bank received a $6,000 escrow fee from the first round of funding. Alexander Capital, L.P. has received (i) a cash commission of ten percent (10%) of the proceeds raised in the offering from investors introduced to the Company by the Placement Agent; (ii) the granting to the Placement Agent of a warrant for the purchase of a number of shares of Common Stock equal to 6% of the number of Underlying Securities; and (iii) the other matters set forth in the engagement letter between the Company and the Placement Agent dated April 13, 2022. As of September 30, 2023, Alexander Capital, L.P., has received fees totaling $458,250 which were recorded in debt discounts and received 120,235 warrants which were recorded at fair value in warrant liability and debt discounts on the balance sheet. After the closing of the initial public offering on August 14, 2023, The Company converted the notes payable plus $226,391 in interest into 1,498,332 shares of common stock. The shares were to be issued at a discounted price of $4.20 per share resulting in a loss to the Company which is recorded in extinguishment of derivative liabilities. As of September 30, 2023, 3,973 shares of converted stock from this raise have not been issued and are recorded at fair value on the balance sheet in share liability. See Note 12 Share Liabilities

During the year ended December 31, 2022, the Company conducted multiple closings of a private placement offering to accredited investors for aggregate gross amount of $3,555,556 and net proceeds of $3,070,000.

The 2022 Convertible Notes signed from June 3, 2022 to November 30, 2022 have aggregate gross amounts of $3,333,333 and net proceeds of $2,870,000 and consisted of (a) a Convertible Promissory Note that accrues interest at the greater of Prime rate plus 8.5% or 12%. The notes convert into common shares at the lower of $9.44 or 30% discount to the price per share of any subsequent offering. The notes mature on the one-year anniversary date from issuance. (b) a five-year warrant to purchase common stock equal to one hundred percent (100%) of the shares into which the 2022 Convertible Notes can be converted into at issuance. The warrants have an exercise price at the lower of $11.80 per share or a 12.5% discount to the price per share of any subsequent offering. (c) shares of the Company’s common stock equal to 10% of the principal amount of these notes, at a value per share equal to the conversion price. The 35,318 shares of common stock issued to investors had a relative fair value of $4,789. Due to the second prong of the conversion equation after the IPO an additional 44,048 commitment shares are to be issued. The shares are to be issued at a discounted price of $4.20 per share resulting in a loss to the Company which is recorded in extinguishment of derivative liabilities. As of September 30, 2023, these shares have not been issued and are recorded at fair value on the balance sheet in share liability. See Note 12 Share Liabilities

As an additional incentive for entering into the convertible note offering, the Company offered an original issue discount equal to 10% of the principal amount of the notes. The Company also paid $130,000 to law firms related to the convertible note offering.

In March of 2023, the Company used borrowings from the 2023 convertible notes to pay the principal balance of some of the notes totaling, $2.65 million. Upon payment, the terms for the remaining balance of those notes were also updated. The remaining balance accrued interest at 8% per annum without maturity or default rights. The new balance shall also automatically convert into shares of common stock at a 27.5% discount to the per share offering price in the Company’s initial public offering or $4.35 per share. After the closing of the initial public offering on August 14, 2023, the Company converted the notes payable plus $173,205 in interest into 107,509 shares of common stock. The shares are to be issued at a discounted price of $4.35 per share resulting in a loss to the Company which is recorded in extinguishment of derivative liabilities. As of September 30, 2023, 107,509 shares of converted stock from this raise have not been issued and are recorded at fair value on the balance sheet in share liability. See Note 12 Share Liabilities

The remaining investors did not convert their notes and, as such the Company used proceeds from the initial public offering to pay the remaining promissory notes back in full, including interest in the amount of $445,554.

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

The Company has applied ASC 815 and ASC 480, due to the potential for settlement in a variable quantity of shares. Since these convertible notes and warrants have the option to convert or be exercised at a variable amount, they are subject to derivative liability treatment. The conversion feature has been measured at fair value using a Monte Carlo model at the date of issuance and is adjusted to fair value at each reporting period. The fair value of the embedded derivative and the warrant liability at date of issuance was $4,825,067 and $5,254,834, respectively. See Notes 12 and 13.

The value of the incentives given to investors totaled $11,728,912. Since the value of the incentives given to certain investors was in excess of the principal value of the notes, the Company recognized $9,403,924 as debt discount and expensed the remaining $2,324,988 as financing fees. The debt discount is being accreted over the life of these notes to accretion of debt discount and issuance cost. On August 14, 2023, The Company amortized the remaining debt discount as the notes were all either paid off or converted pursuant to the initial public offering. As of September 30, 2023, 1,231,772 shares of converted stock have not been issued and are recorded at fair value on the balance sheet in share liability. See Note 12 Share Liabilities

During the periods ended September 30, 2023 and December 31, 2022, the Company accrued interest to these convertible notes of $399,597 and $107,544, respectively, which was paid or converted into common stock as mentioned above.

8. Leases

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases at September 30, 2023 and December 31, 2022.

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

For the periods ended September 30, 2023 and December 31, 2022, the Company recognized $35,678 and $47,571 of operating lease expense, including short-term lease expense and variable lease costs, which are immaterial.

The following table presents information related to the Company’s operating leases:

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$78,043	$101,382
Other current liabilities	45,194	33,395
Operating lease liabilities	39,353	76,199
	$84,547	$109,594
Weighted-average remaining lease term (in years)	3.75	4.00
Weighted-average discount rate	15.0%	15.0%

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

2023	$9,986
2024	27,072
2025	22,316
2026	26,810
2027	—
Total lease payments	86,184
Less: imputed interest	1,637
Total present value of lease payments	$84,547

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

The Company issued a third warrant to Masimo Corporation on April 9, 2020. This warrant was pre-funded in the amount of $2,734,340. The warrant allows the holder to purchase 289,779 shares of Series A Preferred Stock at $9.44 per share and is subject to adjustment for certain equity events. The warrant contains certain rights in the event of liquidation, merger, or consolidation of the Company. There will be no additional purchase price for the Warrants. In the event that all outstanding shares of Series A Preferred Stock are converted, automatically or by action of the holders thereof, into Common Stock, including, without limitation, in connection with the Company’s initial, underwritten public offering and sale of its Common Stock pursuant to an effective registration statement under the Act, then from and after the date on which all outstanding shares of Series A Preferred Stock have been so converted, this Warrant shall be exercisable for such number of shares of Common Stock into which the Warrant Shares would have been converted had the Warrant Shares been outstanding on the date of such conversion, and the Exercise Price shall equal the Exercise Price in effect as of immediately prior to such conversion divided by the number of shares of Common Stock into which one share of Series A Preferred Stock would have been converted, all subject to further adjustment thereafter from time to time in accordance with the provisions of this Warrant. On August 14, 2023 the warrant was converted to be exercisable for 289,779 shares of common stock as described above.

During 2022, the Company issued 793,655 five-year warrants to purchase common stock equal to one hundred percent (100%) of the shares into which the 2022 convertible notes can be converted into at issuance. The warrants have an exercise price of $5.25 per share.

From March to June of 2023, the Company issued 625,805 one-year warrants to purchase common stock equal to fifty percent (50%) of the shares into which the 2023 convertible notes can be converted into at issuance. The warrants have an exercise price of $5.25 per share.

On August 14, 2023, the Company issued 65,921 five-year warrants to purchase common stock pursuant to the agreement with underwriter upon closing of the Company’s initial public offering. The warrants have an exercise price of $7.20 per share.

The following is a summary of warrant activity for common stock during the periods ended September 30, 2023 and December 31, 2022:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of December 31, 2021	52,852	$2.13	7.45
Granted	793,655	5.25	4.62
Cancelled/Expired	—	—	—
Exercised	—	—	—
Outstanding as of December 31, 2022	846,507	$5.06	4.70
Granted	691,726	$3.83	4.59
Converted Prefunded Warrants	289,779	0.0001	—
Cancelled/Expired	—	—	—
Exercised	—	—	—
Outstanding as of September 30, 2023	1,828,012	$4.40	4.25

The following is a summary of warrant activity for preferred stock during the periods ended September 30, 2023 and December 31, 2022:

	Number of	Weighted-Avg.
	Warrants for	Exercise
	Preferred Stock	Price
Outstanding as of December 31, 2021	—	$—
Granted	144,890	0.0001
Cancelled/Expired	—	—
Exercised	—	—
Outstanding as of December 31, 2022	144,890	$0.0001
Granted	—	$—
Cancelled/Expired	—	—
Converted to Common Stock Warrant	(144,890)	(0.0001)
Outstanding as of September 30, 2023	—	$—

The following table summarizes the Company’s warrants outstanding and exercisable as of September 30, 2023.

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Brian Hannasch W-01	12,852	$8.7600	September 18, 2028
Brian Hannasch W-02	40,000	$0.0050	September 6, 2029
Masimo Corporation PSA-01	289,779	$0.0001	None
2022 Convertible Notes	793,655	$5.2500	Various
2023 Convertible Notes	625,805	$5.2500	Various
Underwriter’s Warrants	65,921	$7.2000	August 8, 2028
	1,828,012

The Company is a party to two investment banking and advisory agreements with a consulting firm engaged in connection with listing our common stock for trading on NYSE. Pursuant to the first advisory agreement, dated March 3, 2022, the Company agreed to pay the consulting firm a monthly consulting fee of $5,000 and a final payment of $50,000 upon a successful NYSE listing, and, also upon such listing, to issue the consulting firm shares of our common stock representing 1.5% of our outstanding shares after giving effect to the initial public offering and to issue the consulting firm five-year warrants to purchase shares of our common stock representing 2.0% of our outstanding shares, after giving effect to the initial public offering, on a fully-diluted basis with an exercise price per share representing the public offering price per share. Pursuant to the second advisory agreement with consulting firm, dated June 20, 2022, and amended December 20, 2022, the Company agreed to pay fees in the aggregate of up to $136,166 for advice in connection with communication and other related matters leading up to, and in connection with, the initial public offering and to issue the consulting firm 125,000 shares of common stock upon a successful NYSE listing. The Company agreed to piggyback registration rights with respect to all shares issued to the consulting firm under both advisory agreements, including shares issuable upon exercise of the warrants. The Company evaluated the agreements and determined that the shares will not be recorded and valued until the performance condition is satisfied.

10. Preferred Stock

The Company has authorized 1,120,000 shares of preferred stock of which 1,000,000 has been designated Series A Preferred and 120,000 has been designated Series Seed Preferred, of which 0 and 506,637 shares of Series A Preferred and 0 and 115,477 shares of Series Seed Preferred are issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

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

In consideration for shareholders to make an additional investment in the Company, upon the purchase of the Series A Preferred stock by the shareholder, the Company converted the existing common shares held by shareholders to Series Seed Preferred Stock at a $100 million valuation and at a 120% share premium. As of September 30, 2023 and December 31, 2022, there were 97,702 common shares converted into 115,477 shares of Series Seed Preferred shares that have no par value and are outstanding.

Preferred stock has all converted pursuant to the initial public offering. As of September 30, 2023, 1,076,242 shares of converted preferred stockhave not been issued and are recorded at fair value on the balance sheet in share liability. See Note 12 Share Liabilities

11. Stock Options and Awards

The following is a summary of stock option activity for the periods ended September 30, 2023 and December 31, 2022:

Weighted Avg.
Remaining
	Number of	Contractual Life	Weighted Avg.	Aggregate
	Options	(in years)	Exercise Price	Intrinsic Value
Outstanding as of December 31, 2021	1,319,394	7.69	$6.94	$—
Granted	—
Forfeited	—
Cancelled/Expired	—
Exercised	—
Outstanding as of December 31, 2022	1,319,394	6.69	$6.94	$—
Granted	—
Forfeited	—
Cancelled/Expired	—
Exercised	—
Outstanding as of September 30, 2023	1,319,394	6.03	$6.94	$—
Vested and Exercisable as of September 30, 2023	1,319,394	6.03	$6.94	$—

Stock-based compensation expense is classified in the Company’s statements of operations as general and administrative expense. The amounts were $0 and $27,319 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was no unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plans.

12. Share Liabilities

As of September 30, 2023, the Company had not issued 1,231,772 shares of its common stock, representing a total amount of $934,256, due to administrative delays related to the initial public offering (IPO) that took place on August 11, 2023. These shares are classified as share liabilities as they have been authorized but not yet issued as of the reporting date.

The Company expects to issue these shares to the respective shareholders as soon as the administrative delays are resolved. These shares will be recorded as issued and outstanding upon their issuance, and the corresponding share liability will be reclassified to shareholders’ equity.

The administrative delays are not expected to have any material impact on the financial position or results of operations of the Company.

Management’s best estimate is that the administrative delays will be resolved within the next fiscal quarter, at which point the share liabilities will be eliminated, and the shares will be issued. However, the timing of resolution is subject to various factors, and actual timing may vary.

Share liability consists of the following:

	September 30,	December 31,
	2023	2022
Preferred Series A Shares Unissued	904,222	—
Preferred Series Seed Shares Unissued	172,020	—
Commitment Shares Unissued	44,048	—
Converted Shares Unissued	111,482	—
Share Liability	1,231,772	—

13. Warrant Liabilities

The Company has evaluated financial instruments arising from an adjustable exercise price for warrants that are issued and outstanding as of September 30, 2023 and December 31, 2022.

The Company utilizes a Monte Carlo simulation model for warrants that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price of $7.91 per share, an expected remaining term of each warrant as of the valuation date, estimated volatility of 75%, drift, and a risk-free rate ranging from 3.46% to 59.01%.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the warrant liabilities during the quarter ended September 30, 2023 and year ended December 31, 2022.

	Level 1	Level 2	Level 3
Warrant liabilities as of January 1, 2022	$—	$—	$32,102
Addition	—	—	2,808,331
Changes in fair value of Warrant liabilities	—	—	(606,049)
Warrant liabilities as of January 1, 2023	—	—	2,234,384
Addition	—	—	1,541,955
Changes in fair value of Warrant liabilities	—	—	(234,807)
Warrant liabilities as of March 31, 2023	—	—	3,541,532
Addition	—	—	339,302
Changes in fair value of Warrant liabilities	—	—	36,050
Warrant liabilities as of June 30, 2023	—	—	3,916,884
Addition	—	—	565,245
Changes in fair value of Warrant liabilities	—	—	(592,853)
Extinguishment of Warrant liabilities	—	—	(3,721,007)
Warrant liabilities as of September 30, 2023	$—	$—	$168,269

14. Derivative Liabilities

The Company has identified derivative instruments arising from the conversion shares discussed in the Convertible Notes section of Note 7 as of September 30, 2023 and December 31, 2022.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the warrant liabilities during the quarter ended September 30, 2023 and year ended December 31, 2022.

	Level 1	Level 2	Level 3
Derivative liabilities as of January 1, 2022	$—	$—	$—
Addition	—	—	2,449,689
Changes in fair value of Derivative liabilities	—	—	(713,989)
Derivative liabilities as of January 1, 2023	—	—	1,735,700
Addition	—	—	1,532,725
Changes in fair value of Derivative liabilities	—	—	(191,297)
Extinguishment of Derivative liabilities	—	—	(1,129,498)
Derivative liabilities as of March 31, 2023	—	—	1,947,630
Addition	—	—	328,259
Changes in fair value of Derivative liabilities	—	—	(860)
Derivative liabilities as of June 30, 2023	—	—	2,275,029
Addition	—	—	514,394
Changes in fair value of Derivative liabilities	—	—	(6,394)
Extinguishment of Derivative liabilities			(2,783,029)
Derivative liabilities as of September 30, 2023	$—	$—	$—

15. Retirement Plan

The Company sponsors a 401(k)-retirement plan for its employees. Employees are eligible to participate in the elective deferral portion of the plan after twelve months and 1,000 hours of service. The Company matches the employee’s contribution up to 3%. The Company can also make an optional profit-sharing contribution to the employee accounts on an annual basis. There was an expense of $3,657 and $13,058 for nine months ended September 30, 2023 and 2022, respectively.

16. Commitments and Contingencies

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

Trademark Agreement

The Company entered into an agreement for a trademark related to the Company’s name on July 11, 2022. The agreement called for an initial payment of $10,000 upon execution of the agreement. A second and final payment of $40,000 was contingent upon the completion of the Company’s planned initial public offering. The second payment has been accrued and is recorded in accounts payable and intangible assets on the balance sheet. The trademark does not have a determinate life and therefore the cost is not being amortized.

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

The total base salaries for the nine key employees in the agreements are $1.92 million per year with various provisions for annual increases. In addition to base salaries, eight of the employees have a provision for a special one-time incentive payment to be paid in a lump sum after the start date. The total amount of these special incentive payments is $1.11 million. The special incentive payment amount includes any accrued backpay wages for the employee. That accrued amount for backpay was $417,390 and has been recorded and is reflected in the financial statements at September 30, 2023.

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

The Company has recorded the backpay portion of the incentive bonus noted above. The balance of the incentive bonuses of $694,056 and the special options bonuses of $14.82 million were contingent upon a successful initial public offering. The incentive bonuses have been paid in full while the special options bonuses will be recorded when paid.

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

On February 6, 2019, plaintiff Ritu Bhambhani, M.D., initiated a lawsuit against Innovative Health Solutions, Inc. and others in the United States District Court for the District of Maryland. Plaintiffs Bhambhani and Sudhir Rao subsequently amended the complaint, with the Third Amended Complaint (“Complaint”) containing the most recent set of allegations. The Complaint asserted claims under the RICO Act, as well as of fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy and sought compensatory damages in excess of $5 million, pre-judgment interest, punitive damages, attorney’s fees, court costs and designation of the case as a class action. The Complaint states that the Company, distributors of the Company’s product, and medical billing and coding consultants allegedly made misrepresentations to the plaintiffs that the Company’s NeuroStim device and related procedures could be billed to, and reimbursed by, Medicare and other insurance payors as a surgically implantable neurostimulator. Plaintiffs claim to have suffered damages when Medicare administrative contractors declined to pay plaintiffs for their use of the device.

On February 11, 2022, the Company filed a motion for summary judgment based upon the plaintiffs not being proper parties to assert claims against the Company. On June 14, 2022, the Court granted the Company’s motion for summary judgment and dismissed the Complaint.

On July 14, 2022, plaintiffs Ritu Bhambhani and Sudhir Rao filed a notice of appeal with the Fourth Circuit Court of Appeals. The Company filed a motion to dismiss. On January 4, 2023, the Court issued an order that stated it was deferring a ruling on the motion to dismiss the appeal and that it would address those arguments at the same time that it addressed the substantive merits of the case. As of April 3, 2023, the parties had submitted their appellate briefs to the Fourth Circuit. No date has been set for either oral argument or for issuance of a decision by the court. While it is too early to predict the ultimate outcome of this matter, we continue to believe we have meritorious defenses, that the dismissal of the Complaint should be upheld, and intend to continue to defend this matter vigorously.

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

On September 28, 2022, the Company has filed a motion to dismiss all claims. On May 25, 2023, the Court issued an Order and a Memorandum Opinion which dismissed the plaintiffs’ claims related to the RICO Act. The remining claims are still pending and no trial date has been set for the case. While it is too early to predict the ultimate outcome of this matter, we believe the Company has meritorious defenses and intend to defend this matter vigorously.

On July 25, 2023, the court entered a scheduling order that set the deadline to file dispositive motions as March 11, 2024. No trial date has been scheduled.

Counsel for NeurAxis and counsel for the Plaintiffs in both of the above-described cases have agreed to try to resolve the disputes in both cases through an independent third-party mediator. No date has been set yet for that mediation.

17. Health Benefit Plan

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

The Company maintains a stop loss contract that reimburses the Company for claims paid under the plan if they exceed a predetermined level. The Company makes contributions for health care costs and associated expenses that are expected during the plan year. The amount of contributions is determined annually based on the Company’s maximum liability for expected claims, administrative expenses, and premiums for the stop loss policy. The Company paid premiums of $175,616 and $136,428 for the nine months ended September 30, 2023 and 2022, respectively.

The Company is responsible for the monthly premiums, as established, and nothing further. The stop loss policy covers the claims if they exceed the claims funds. After a certain time, and if there is a surplus in the claims fund, the Company may be entitled to receive a 48.5% refund from the fund. This amount is recognized by the Company when received.

18. Subsequent Events

The Company evaluated subsequent events through the date of issuance. The following changes occurred subsequent to September 30, 2023:

Series B Preferred Stock – The Company signed an agreement on November 8, 2023 with an investor to sell shares of Series B Preferred Stock. The aggregate purchase price of $3,000,000 for 1,260,504 shares is payable by the investor to the Company in fifteen equal monthly installments of $200,000 each. The first installment is due on January 10, 2024, with subsequent installments payable on or before the tenth day of each succeeding month. All payments are to be made by wire transfer of immediately available funds to an account of the Company as designated in writing by the Company to the Investor.

The Company shall use the proceeds from the issuance of the Series B Preferred Stock solely for the Company’s working capital and general corporate purposes. The Company shall not use any of such proceeds to pay any dividends or distributions or to pay or advance any funds to any of its officers, directors, or affiliates. The Company is using the investment to support and accelerate the Company’s sales and marketing efforts.

Between October 1, 2023 and November 20, 2023, the Company issued 113,693 of the previously unissued shares recorded in share liability. The remaining 1,118,079 shares will be issued during the fourth quarter of 2023. See Note 12 Share Liability.

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

Since our inception, we have incurred significant operating losses. Our net loss was $4.9 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively, and $9.3 million and $4.8 million for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $43.2 million. Our auditors have expressed substantial doubt about our ability to continue as a going concern paragraph in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim device and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

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

Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We enter into sales agreements with customers for IB-Stim devices based on purchase orders and standard terms, which vary slightly based on the customer’s form, and conditions of sale. Standard payment terms generally are that payment is due within 30 to 90 days. Our largest sales were to three hospitals representing approximately 50% and 41% of total sales for the three months ended September 30, 2023 and 2022, respectively, and to three hospitals representing approximately 43% and 51% of total sales for the nine months ended September 30, 2023 and 2022, respectively.

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

G&A expense consists of payroll and professional fees and is our most significant expense category. Payroll and professional fees account for approximately 86.8% of our G&A expenses for the nine months ended. The balance of the expenses are normal operating expenses for facility expenses, utilities, travel, etc. We expect G&A expenses to increase during the remainder of 2023 as we transition to operating as a public company, but we expect G&A expense to stabilize within two years of completion of the IPO.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

Net sales	$477,460	$618,805	$141,345	$1,928,590	$2,071,653	$(143,063)
Cost of goods sold	67,287	67,638	(351)	231,000	221,846	9,154
Gross profit	410,173	551,167	(140,994)	1,697,590	1,849,807	(152,217)

Selling expenses	64,210	81,589	(17,379)	250,933	344,892	(93,959)
Research and development	44,950	86,175	(41,225)	171,536	144,239	27,297
General and administrative	3,323,352	1,586,527	1,736,825	6,316,411	3,746,688	2,569,723
Operating loss	$(3,022,339)	$(1,203,124)	$(1,819,215)	$(5,041,290)	$(2,386,012)	$(2,655,278)

Other income (expense):
Financing charges	—	(601,128)	601,128	(2,772)	(1,473,892)	1,471,120
Interest expense	(102,628)	(100,741)	(1,887)	(453,869)	(161,291)	(292,578)
Interest income	2,103	—	2,103	2,103	—	2,103
Change in fair value of warrant liability	(592,853)	(90,628)	683,481	791,610	(660,189)	1,451,799
Change in fair value of derivative financial instruments	6,394	(68,032)	74,426	198,551	(68,032)	266,583
Amortization of debt discount and issuance cost	(1,331,030)	(16,029)	(1,315,001)	(4,881,622)	(28,973)	(4,852,649)
Extinguishment of debt liabilities	(1,058,062)	—	(1,058,062)	71,436	—	71,436
Other Income	9,931	—	9,931	11,483	11,956	(473)
Other expense	(1,578)	—	(1,578)	(9,008)	—	(9,008)
Total other income (expense)	(1,882,017)	(876,558)	(1,005,459)	(4,272,088)	(2,380,421)	(1,891,667)

Net loss	$(4,904,356)	$(2,079,682)	$(2,824,674)	$(9,313,378)	$(4,766,433)	$(4,546,945)

Net Sales

Net sales decreased $141 thousand, or 23%, from $618 thousand for the three months ended September 30, 2022, to $477 thousand for the three months ended September 30, 2023. Net sales decreased $143 thousand, or 6.9%, from $2,072 thousand for the nine months ended September 30, 2022, to $1,929 thousand for the nine months ended September 30, 2023.The decreases were primarily due to ordering patterns of our major customers. We believe net sales will increase as we ramp up our marketing efforts and as our IB-Stim device is cleared by the FDA for other indications, such as functional nausea, post-concussion syndrome and cyclic vomiting syndrome in children.

Costs of Goods Sold

Costs of goods sold decreased 0.5% in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Cost of goods sold slightly decreased while sales decreased significantly, mainly because a small amount of devices that were sold below the regular price. Costs of goods sold increased 4.1% in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Cost of goods sold increased while sales decreased, mainly because a small amount of devices that were sold below the regular price. We expect costs of goods sold to remain relatively constant as we grow, primarily due to our current pricing with our contract manufacturer.

Gross Profit

Gross profit decreased $141 thousand, from $551 thousand for the three months ended September 30, 2022, to $410 thousand for the three months ended September 30, 2023, representing 85.9% of revenue in the 2023 period and 89.1% of revenue in the 2022 period. Gross profit decreased $152 thousand, from $1,850 thousand for the nine months ended September 30, 2022, to $1,698 thousand for the nine months ended September 30, 2023, representing 88.0% of revenue in the 2023 period and 89.3% of revenue in the 2022 period. The decreases were primarily due to decreased net sales mentioned above. We believe gross profit will continue to grow as sales increase, which, in turn, is tied to broader insurance coverage.

Gross Margin

Gross margin decreased 3.2%, from 89.1% for the three months ended September 30, 2022, to 85.9% for the three months ended September 30, 2023. Gross margin remained relatively flat with sales. Gross margin decreased 1.3%, from 89.3% for the nine months ended September 30, 2022, to 88.0% for the nine months ended September 30, 2023. Gross margin remained relatively flat with sales.

Selling Expenses

Selling expenses were down 21.3% in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Selling expenses were down 27.2% in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This was primarily due to lower commission costs in 2023. The commission costs were directly attributable to the decrease in commission rate from 15.0% in 2022 to 12.0% in 2023.

Research and Development

R&D expense decreased 47.8% in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. R&D expense increased 18.9% in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was due to new product development expense in the third quarter of 2023. R&D costs are expected to increase during the remainder of 2023.

General and Administrative

G&A expense increased 110.0% in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. G&A expense increased 68.6% in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was due primarily to wages and professional fees. We expect G&A expense to decrease in 2024 primarily because of reduced costs following the completion of the IPO.

Operating Loss

Our operating loss increased $1,819 thousand, or 151.2%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Operating loss increased $2,655 thousand, or 111.3%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 primarily due to increased wages and professional fees.

Other Income (Expense)

Other expense increased $1,005 thousand for the three months ended September 30, 2023 and increased $1,891 thousand for the nine months ended September 30, 2023. The increases were primarily attributable to amortization of debt discount. These losses were primarily offset by gain on share conversion and change in fair value.

Net Loss

Our net loss increased approximately $2.8 million, or 135.8%, in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Net loss increased approximately $4.5 million, or 95.4%, in the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The change was attributable to the increase in G&A expenses, and the other income (expense) section discussed above.

Liquidity and Capital Resources

We had cash on hand of approximately $761 thousand at September 30, 2023, as compared to cash-on-hand of approximately $254 thousand at December 31, 2022. Working capital deficit for September 30, 2023 was $1.3 million as compared to working deficit of $6.5 million at December 31, 2022. The decrease in working capital was due to liabilities assumed in connection with unissued shares.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of September 30, 2023, we had an stockholders’ deficit of approximately $1.1 million. At September 30, 2023, we had short-term outstanding borrowings of approximately $194 thousand, and no long-term outstanding borrowings.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(4,064,419)	$(2,083,689)
Net cash used by investing activities	(55,741)	(11,390)
Net cash provided by financing activities	4,627,710	1,782,041

Operating Activities – Cash used in operating activities primarily consisted of the extinguishment of derivative, warrant liabilities, and accounts payable. The net loss was partially offset by a favorable change in the amortization of debt discount and issuance cost in the 2023 period.

Investing Activities – Net cash provided by investing activities primarily consisted of equipment additions.

Financing Activities - Net cash provided by financing activities in the nine months ended September 30, 2023 primarily consisted of proceeds from the issuance of common stock and convertible notes, partially offset by principal payments on notes payable.

Recent Developments

On August 11, 2023, the Company consummated its initial public offering (the “IPO”), conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of approximately $6.6 million. Net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses paid by the Company, were approximately $5.5 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended (the “Registration Statement”), declared effective by the SEC on August 8, 2023. Alexander Capital L.P. (“Alexander”) acted as sole book-running manager for the offering and Spartan Capital Securities, LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 164,801 shares of common stock. The Company paid the underwriters an underwriting discount of seven percent (7%) of the amount raised in the offering. In addition, we also paid the underwriters a non-accountable expense allowance in the amount of 1% (such 8% in commissions and fees amounted to a total of $527 thousand) at closing, as well as $175 thousand for the reimbursement of certain of the underwriters’ expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued Alexander unregistered warrants to purchase an aggregate of 65,921 shares of Company common stock, representing 6.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $7.20 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable at any time.

Trademark - The Company entered into an agreement for a trademark related to the Company’s name on July 11, 2022. The agreement called for an initial payment of $10,000 upon execution of the agreement. A second and final payment of $40,000 was contingent upon the completion of the Company’s planned initial public offering. The second payment has been accrued and is recorded in accounts payable and intangible assets on the balance sheet. The trademark does not have a determinate life and therefore the cost is not being amortized.

Convertible Debt Conversion – Pursuant to the IPO, all the convertible debt including interest from 2022 and 2023 was either converted into common stock or paid back. $6,760,708 of principal and interest was converted into 1,605,841 shares of common stock at the exercise price of $4.20 per share. During August 2023, $737,453 of principal and interest was repaid in full. These actions extinguished the remaining derivative liabilities, warrant liabilities, and debt discount. As of September 30, 2023, 3,973 shares of converted stock from this raise have not been issued and are recorded at fair value on the balance sheet in share liability. See Note 12 Share Liabilities

Preferred Stock Conversion – Masimo Corporation, being the requisite holder of our outstanding Series A Preferred Stock and Series Seed Preferred Stock delivered a consent, dated December 22, 2022, to automatically convert all shares of preferred stock into shares of common stock upon consummation of the initial public offering. As such, upon closing of the IPO, all Series A Preferred Stock and Series Seed Preferred Stock was converted into 1,244,228 shares of common stock. The Series A Preferred Stock was converted before any dividends were declared or paid. As of September 30, 2023, 1,076,242 shares of converted preferred stock have not been issued and are recorded at fair value on the balance sheet in share liability. See Note 12 Share Liabilities

Executive Employment Agreements – On May 4, 2023, the Company amended the Executive Employment Agreements dated August 9, 2022 to state that the deferred bonuses and one-time incentive bonuses will be contingent upon the public offering. As such, upon closing of the IPO, the one-time inventive payments totaling $1.1 million became due immediately. The closing of the IPO also triggered the deferred bonus program to exercise stock options granted in the past. The company will give each employee a cash reimbursement to exercise their options. The cash reimbursement will be in an amount equal to (i) the aggregate of the strike price or exercise price of all Stock Options, as defined hereinafter plus (ii) a tax gross-up payment on the Aggregate Strike Price reasonably calculated by the Company at the highest marginal rates so that after payment of all ordinary income taxes on such Aggregate Strike Price, there remains an amount sufficient to pay such ordinary income taxes. The cash reimbursement will be issued 20% equally during the years 2024 – 2028. The employee must exercise the options on or before the annual deferral bonus payment date to receive the bonus. There are a total of 1,238,712 options pertaining to these agreements with an exercise price of $6.94.

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

The Company used $2.65 million of the cash received from the 2023 Private Placement pay the principal portion of some of the 2022 Senior Secured Convertible Promissory Notes from Leonite Fund I, LP, Bigger Capital Fund, LP, and District 2 Capital Fund, LP reducing the amount due to the original issue discount or an aggregate principal amount of $294,444 which will accrue interest at a rate of 8% per annum without maturity or default rights. The total balance is automatically converting into shares of common stock at a 27.5% discount ($1.65) to the per share offering price ($6.00) in the IPO. After the closing of the initial public offering on August 14, 2023, the Company converted the notes payable plus $173,205 in interest into 107,509 shares of common stock. As of September 30, 2023, 107,509 shares of converted stock from this raise have not been issued and are recorded in extinguishment of derivative liabilities. See Note 12 Share Liabilities

From December 2022 through January 2023, the Company issued unsecured convertible promissory notes to three existing investors, Todd Maxwell, Rogan O’Donnell and Michael & Michele Robuck, with an aggregate principal amount of $222,222, which amount included an OID of $22,222, resulting in advance proceeds to us of $200,000. The notes carry an OID of 10% of the principal amount and have an interest rate of 12% per annum. The notes will mature at the earlier of (i) twelve (12) months from the issue date or (ii) the date upon which the Company completes a registered public offering of shares of the Company, which encompasses the closing of the IPO. The notes are convertible into shares of common stock at the higher of (i) $9.44 per share, or (ii) the price per share of common stock issued pursuant to the next registered public offering of shares of the Company made prior to the conversion of any portion of the note. Interest accrues on the aggregate principal amount (which includes OID) and is payable on the maturity date, at the Company’s election, in cash or in-kind. The holders of the notes are entitled to piggyback registration rights on any registration statement filed by the Company, other than any registration statement filed on Form S-4 or Form S-8.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Prior to the IPO, due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (1) a lack of segregation of duties, since we have a limited administrative staff, and (2) lack of internal controls structure review. As a result of these constraints, as of September 30, 2023, we had material weaknesses in our internal control over financing reporting.

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

Please reference the Litigation section of Note 16 to the unaudited financial statements for additional disclosure.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURAXIS, INC.
Date: November 20, 2023
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2023	/s/ John Seale
John Seale
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

