Form 10-Q
period 2024-03-31
Neuraxis, INC
filed 2024-05-20
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of May 17, 2024 was 6,647,960 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

NeurAxis, Inc.

Condensed Balance Sheets

	March 31,
	2024	December 31,
	(Unaudited)	2023
Assets

Current Assets:
Cash and cash equivalents	$81,752	$78,560
Accounts receivable, net	90,534	73,167
Inventories	20,194	21,220
Prepaids and other current assets	215,354	69,663
Total current assets	407,834	242,610

Property and Equipment, at cost:	451,347	436,626
Less - accumulated depreciation	(356,190)	(348,074)
Property and equipment, net	95,157	88,552

Other Assets:
Operating lease right of use asset, net	337,286	70,263
Intangible assets, net	105,452	108,073
Total Assets	$945,729	$509,498

Liabilities

Current Liabilities:
Accounts payable	$1,237,040	$1,204,219
Accrued expenses	816,480	401,088
Current portion of operating lease payable	35,753	49,127
Notes payable	96,456	148,062
Notes payable - convertible notes, net of unamortized financing fees $235,281 and $0 as of March 31, 2024 and December 31, 2023, respectively	1,299,719	—
Customer deposits	85,754	74,947
Share liability	227,000	—
Warrant liabilities	17,509	8,225
Total current liabilities	3,815,711	1,885,668

Non-current Liabilities:
Operating lease payable, net of current portion	314,472	27,071
Total non-current liabilities	314,472	27,071

Total liabilities	4,130,183	1,912,739
Commitments and contingencies (see note 12)

Stockholders’ Deficit
Convertible Series A Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Convertible Series Seed Preferred stock, $0.001 par value; 120,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,594,897 and 6,508,897 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	6,595	6,509
Additional paid in capital	47,487,713	47,148,361
Accumulated deficit	(50,678,762)	(48,558,111)

Total Stockholders’ Deficit	(3,184,454)	(1,403,241)

Total Liabilities and Stockholders’ Deficit	$945,729	$509,498

Notes to condensed financial statements are an integral part of these statements.

NeurAxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Net Sales	$646,635	$805,110
Cost of Goods Sold	75,081	95,900

Gross Profit	571,554	709,210

Selling Expenses	80,030	107,932
Research and Development	5,570	16,797
General and Administrative	2,318,074	1,480,755

Operating Loss	(1,832,120)	(896,274)

Other Income (Expense):
Financing charges	(230,824)	(2,772)
Interest expense	(26,560)	(161,689)
Change in fair value of warrant liability	(9,284)	234,807
Change in fair value of derivative liability	—	191,297
Amortization of debt discount and issuance cost	(21,683)	(2,662,655)
Extinguishment of debt liabilities	—	1,129,498
Other income	—	1,550
Other expense	(180)	(7,172)
Total other income (expense), net	(288,531)	(1,277,136)

Net Loss	$(2,120,651)	$(2,173,410)

Per-Share Data
Basic and diluted loss per share	$(0.32)	$(1.18)

Weighted Average Shares Outstanding
Basic and diluted	6,550,567	2,003,322

Notes to condensed financial statements are an integral part of these statements.

NeurAxis, Inc.

Condensed Statements of Stockholders’ Deficit (Unaudited)

	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances as of January 1, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(33,931,428)	$(5,573,613)
Net loss	—	—	—	—	—	—	—	(2,173,410)	(2,173,410)
Balances as of March 31, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(36,104,838)	$(7,747,023)

Balances as of January 1, 2024	—	$—	—	$—	6,508,897	$6,509	$47,148,361	$(48,558,111)	$(1,403,241)
Warrants exercised	—	—	—	—	11,000	11	26,169	—	26,180
Additional paid in capital from warrants issued under consulting agreement	—	—	—	—	—	—	15,543	—	15,543
Additional paid in capital from warrants issued as debt discount	—	—	—	—	—	—	97,465	—	97,465
Common stock issued from agreements	—	—	—	—	75,000	75	200,175	—	200,250
Net loss	—	—	—	—	—	—	—	(2,120,651)	(2,120,651)
Balances as of March 31, 2024	—	$—	—	$—	6,594,897	$6,595	$47,487,713	$(50,678,762)	$(3,184,454)

Notes to condensed financial statements are an integral part of these statements.

NeurAxis, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(2,120,651)	$(2,173,410)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and issuance cost	21,683	2,662,655
Depreciation and amortization	10,737	9,849
Provisions for losses on accounts receivable	13,634	(3,787)
Non-cash lease expense	17,316	7,780
Stock-based compensation	227,000	—
Extinguishment of derivative liability	—	(1,129,498)
Issuance of common stock for non-cash consideration	50,062	—
Issuance of warrants for non-cash consideration	15,543	—
Finance charges	—	2,772
Change in fair value of derivative liabilities	—	(191,297)
Change in fair value of warrant liabilities	9,284	(234,807)
Changes in operating assets and liabilities:
Accounts receivable	(31,001)	(185,299)
Inventory	1,026	(28,885)
Prepaids and other current assets	4,497	(19,035)
Accounts payable	32,821	468,672
Accrued expenses	415,394	186,829
Customer deposits	10,807	12,898
Operating lease liability	(10,312)	(8,349)
Net cash used by operating activities	(1,332,160)	(622,912)

Cash Flows from Investing Activities
Additions to property and equipment	(14,722)	(7,608)
Net cash used by investing activities	(14,722)	(7,608)

Cash Flows from Financing Activities
Offering costs in advance of sale of common stock	—	(78,972)
Proceeds from exercised warrants	26,180	—
Principal payments on notes payable	(51,606)	(2,695,344)
Proceeds from notes payable	—	52,600
Proceeds from convertible notes, net of fees	1,375,500	3,144,000
Net cash provided by financing activities	1,350,074	422,284

Net Increase (Decrease) in Cash and Cash Equivalents	3,192	(208,236)

Cash and Cash Equivalents at Beginning of Period	78,560	253,699

Cash and Cash Equivalents at End of Period	$81,752	$45,463

Supplemental Disclosure of Non-Cash Cash Activities
Cash paid for interest	$16,889	$35,865
Cash paid for income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Recognition of right of use asset	$284,339	$—
Common stock issued for consulting services	$200,250	$—
Fair value of warrant liabilities from convertible notes	$—	$1,541,955
Fair value of derivative liabilities of conversion feature from convertible notes	$—	1,532,725
Fair value of warrants from debt discount in convertible notes classified of additional paid in capital	97,465	—

Notes to condensed financial statements are an integral part of these statements.

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

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of the Company’s financial information. These unaudited interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other interim period or for any other future year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023.

2. Summary of Significant Accounting Policies

Use of Estimates and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on March 31, 2024 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

There were no transfers between any of the levels during the periods ended March 31, 2024 and December 31, 2023. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. As of March 31, 2024 and December 31, 2023, the Company had no assets that were measured on a nonrecurring basis.

Basic and Diluted Net Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented. As of March 31, 2024 and December 31, 2023, there were no preferred stock dividends declared or paid.

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for March 31, 2024 and 2023 presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following potentially dilutive common stock equivalents at March 31, 2024 and 2023:

	2024	2023

Convertible Series A Preferred Stock	—	1,013,270
Convertible Series Seed Preferred Stock	—	230,954
Options	1,319,394	1,319,394
Pre-Funded Warrants for Convertible Series A Preferred Stock	—	289,779
Warrants	1,857,618	954,044
Convertible Bridge Debt	—	717,432
Totals	3,177,012	4,524,873

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

Going Concern

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of March 31, 2024, we had a stockholders’ deficit of $3,184,454 and short-term outstanding borrowings of $1,396,175. As of March 31, 2024, we had cash of $81,752 and a working capital deficit of $3,407,877.

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

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing, and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. The primary activity that will drive all customers and revenues is the adoption of insurance coverage by commercial insurance carriers nationally, which is a top priority of the Company. These activities, including our planned research and development efforts, will require significant uses of working capital through the rest of 2024 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs through the end of 2024.

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

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ initial balances were $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company provided an allowance for the entire balance of principal and interest as of December 31, 2019. The current allowance is $1,166,069 as of March 31, 2024. The current loan balances are as follows:

	Loan	Interest	Interest
	Receivable	Receivable	Income
March 31, 2024
Shareholder 1	$506,400	$76,882	$5,944
Shareholder 2	506,400	76,747	5,944
	1,012,800	153,629	11,888
Allowance for Collection Risk	(1,012,800)	(153,629)	(11,888)
Net Balance	$—	$—	$—

	Loan	Interest	Interest
	Receivable	Receivable	Income
December 31, 2023
Shareholder 1	$506,400	$70,938	$23,867
Shareholder 2	506,400	70,803	23,867
	1,012,800	141,741	47,734
Allowance for Collection Risk	(1,012,800)	(141,741)	(47,734)
Net Balance	$—	$—	$—

Mr. Bradley Mitch Watkins, Director, provided certain sales, marketing and commercialization consulting services to the Company prior to his appointment to the Board of Directors. For the three months ended March 31, 2024 and 2023, the Company paid Mr. Watkins $0 and $564, respectively, for these services. No amounts were owed to Mr. Watkins as of March 31, 2024 and December 31, 2023, respectively, for these services.

The Company’s former Chief Financial Officer is contracted for services through a third-party public accounting firm. He is the firm’s managing partner and majority shareholder. The firm is engaged by the Company to provide accounting and tax services on a continuous basis. Fees paid for services were $62,987 and $17,551 for the three months ended March 31, 2024 and 2023, respectively. The Company owed RBSK for open invoices of $68,899 and $84,279 that are included in accounts payable as of March 31, 2024 and December 31, 2023, respectively.

4. Notes Payable

On November 8, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) with a shareholder for the issuance 1,260,504 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $3,000,000 paid in 15 monthly installments of $200,000 each, commencing on the later of January 10, 2024 or a date after stockholders approve of an amendment to the Company’s Certificate of Incorporation to authorize the creation of the Series B Preferred Stock (the “Stockholder Approval”). The Series B Preferred Stock is convertible at any time into shares of common stock of the Company without any further consideration. Following the issuance of the Series B Preferred Stock, it will rank senior to the common stock with respect to payments upon the liquidation, dissolution and winding up of the Company. Due to a delay in Stockholder Approval, the Company amended the SPA on February 12, 2024 to issue a promissory note, due and payable on the earlier of 15 months or 12 months if the Series B Preferred Stock has not been authorized before such date, convertible into Series B Preferred Stock with identical funding amounts and terms.

In the first quarter of 2024, the Company entered into a series of convertible promissory notes totaling $3,135,000 with identical terms to the $3,000,000 convertible promissory note issued on February 12, 2024 (collectively referred to as the “2024 Convertible Promissory Notes”). As of March 31, 2024, the Company has received $1,535,000 of the principal amount with the remainder due in monthly installments through the maturity date in March of 2025.

The Company’s private placement agent fees included (i) 10% of the funded principal amount and (ii) warrants calculated as 6.0% of the funded principal amount divided by the $2.38 exercise price. The fair value of the warrants of $97,465 were deferred as a financing fee and classified as additional paid in capital. The private placement agreement was terminated on March 18, 2014 pursuant to an new advisory agreement (See Note 12).

The 2024 Convertible Promissory Notes bear interest at 8.5% per annum payable quarterly in either cash or common stock at the election of the Company. At any time following the date of shareholder approval to authorize the creation of Series B Preferred Stock prior to the maturity date, the investor may elect to convert all or part of the principal into the Company’s Series B Preferred Stock at a conversion price per share equal to $2.38. Without limiting the forgoing, all principal amounts outstanding on the maturity date will automatically convert into the Company’s Series B Preferred Stock. The Series B Preferred Stock is entitled to cumulative dividends at 8.5% per annum (whether or not declared) payable quarterly in either cash or common stock at the $2.38 conversion price at the election of the Company. Upon conversion to Series B Preferred Stock, the investor may elect, at its option at any time, to convert all or part of the Series B Preferred Stock plus accrued but unpaid dividends into an equivalent amount of common stock at the $2.38 conversion price. As of March 31, 2024, no investor has converted any portion of the 2024 Convertible Notes into Series B Preferred Stock as the shareholders have not yet authorized its issuance.

Accrued interest totaled $76,319 and $66,648 as of March 31, 2024 and December 31, 2023, respectively. The unamortized debt discount on the 2024 Convertible Promissory Notes total $235,281 as of March 31, 2024. Amortization of the debt discount on the 2024 Convertible Notes totaled $21,863 for the three months ended March 31, 2024.

5. Leases

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

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases as of March 31, 2024 and December 31, 2023.

The Company had three leases primarily consisting of office space in Versailles and Carmel Indiana. Two of the leases in Versailles started January 1, 2022. Both have an term of one year, with automatic one year renewal, unless 60 day notice of vacating is given, commencing on the execution hereof and continuing through December 31st of each year.. The monthly lease payments for these leases are $470 and $1,664 with a 4% per annum increase. The new lease in Carmel started January 1, 2024. The initial term is five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. As long as the Company isn’t in default, they are only obligated to pay an amount equal to 50% of the monthly base rent for months 1-10.

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

For the three months ended March 31, 2024 and 2023, the Company recognized $25,756 and $11,729 of operating lease expense, including short-term lease expense and variable lease costs, which are immaterial.

The following table presents information related to the Company’s operating leases:

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$337,286	$70,263

Other current liabilities	35,753	49,127
Operating lease liabilities	314,472	27,071
	$350,225	$76,198

Weighted-average remaining lease term (in years)	4.72	3.75
Weighted-average discount rate	15.0%	15.0%

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2024	$57,737
2025	111,472
2026	114,702
2027	86,856
2028	89,027
Thereafter	38,025
Total lease payments	497,819
Less: imputed interest	147,594
Total present value of lease payments	$350,225

6. Common Stock and Warrants

The Company authorized 100,000,000 shares of common stock, of which 6,594,897 and 6,508,897 were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. In conjunction with 1,098,667 common shares issued upon the completion of the initial public offering on August 8, 2023, the Company also issued (i) 1,244,228 common shares upon conversion of 506,637 shares of Convertible Series A Preferred Stock and 115,477 shares of Convertible Series Seed Preferred Stock, (ii) 1,649,900 common shares upon conversion of convertible notes, (iii) 425,000 common shares as payment to vendors for services and (iv) 127,780 common shares upon the exercise of warrants. On January 10, 2023, the Company’s board of directors authorized a 2-for-1 reverse stock split. All share information in these financial statements has been adjusted for this reverse stock split.

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

On January 2, 2024, the Company issued 75,000 shares of common stock with a fair value of $200,250 pursuant to a consulting agreement. As the term of the consulting agreement covers the full fiscal year ending December 31, 2024, the Company expensed $50,062 in the three month’s ended March 31, 2024 with the remaining $150,188 recorded in prepaids and other current assets as of March 31, 2024.

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

The Company issued a third warrant to Masimo Corporation on April 9, 2020. This warrant was pre-funded in the amount of $2,734,340. The warrant allows the holder to purchase 289,779 shares of Series A Preferred Stock at $9.44 per share and is subject to adjustment for certain equity events. The warrant contains certain rights in the event of liquidation, merger, or consolidation of the Company. There will be no additional purchase price for the Warrants. In the event that all outstanding shares of Series A Preferred Stock are converted, automatically or by action of the holders thereof, into Common Stock, including, without limitation, in connection with the Company’s initial, underwritten public offering and sale of its Common Stock pursuant to an effective registration statement under the Act, then from and after the date on which all outstanding shares of Series A Preferred Stock have been so converted, this Warrant shall be exercisable for such number of shares of Common Stock into which the Warrant Shares would have been converted had the Warrant Shares been outstanding on the date of such conversion, and the Exercise Price shall equal the Exercise Price in effect as of immediately prior to such conversion divided by the number of shares of Common Stock into which one share of Series A Preferred Stock would have been converted, all subject to further adjustment thereafter from time to time in accordance with the provisions of this Warrant. On August 14, 2023, the 144,890 Series A Preferred Stock warrants were converted to 289,779 common stock warrants.

During 2022, the Company issued 793,655 five-year warrants to purchase common stock equal to one hundred percent (100%) of the shares into which the 2022 convertible notes can be converted at issuance. The 2024 Convertible Promissory Notes triggered the anti-dilution clause of the original agreement and decreased the exercise price to $2.38.

From March to June of 2023, the Company issued 505,570 one-year warrants to purchase common stock equal to fifty percent (50%) of the shares into which the 2023 convertible notes can be converted at issuance. The warrants have an exercise price of $5.25 per share. The 2024 Convertible Promissory Notes triggered the anti-dilution clause of the original agreement and decreased the exercise price to $2.38.

On August 9, 2023, the Company issued 122,202 five-year warrants to purchase common stock pursuant to an advisory agreement with a consulting firm upon closing of the Company’s initial public offering. The warrants have an exercise price of $6.00 per share. The 2024 Convertible Promissory Notes triggered the anti-dilution clause of the original agreement and decreased the exercise price to $2.38.

On August 14, 2023, the Company issued 186,156 five-year warrants to purchase common stock pursuant to an agreement with an underwriter upon closing of the Company’s initial public offering. The warrants have an exercise price of $7.20 per share. The 2024 Convertible Promissory Notes triggered the anti-dilution clause of the original agreement and decreased the exercise price to $2.38.

From January to March of 2024, the Company issued 38,697 warrants to its private placement agent in conjunction with the 2024 Convertible Promissory Notes at an exercise price of $2.38 to purchase common stock.

On March 30, 2024, the Company issued 7,563 warrants pursuant to an advisory agreement at an exercise price of $2.38 to purchase common stock (See Note 12).

The following is a summary of warrant activity for common stock during the periods ended March 31, 2024 and December 31, 2023:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of January 1, 2023	846,507	$5.06	4.72
Granted	813,928	5.81	4.38
Cancelled/Expired	289,779	0.01	—
Exercised	(127,856)	—	—
Outstanding as of December 31, 2023	1,822,358	$4.69	3.05
Granted	46,260	$2.38	4.94
Converted Prefunded Warrants	—	—	—
Exercised	(11,000)	—	—
Outstanding as of March 31, 2024	1,857,618	$2.05	3.13

The following is a summary of warrant activity for preferred stock during the year ended December 31, 2023:

	Number of	Weighted-Avg.
	Warrants for	Exercise
	Preferred Stock	Price
Outstanding as of January 1, 2023	144,890	$0.01
Granted	—	—
Cancelled/Expired	—	—
Exercised	(144,890)	(0.01)
Outstanding as of December 31, 2023	—	$—

There was no preferred stock warrant activity for the three months ended March 31, 2024.

The following table summarizes the Company’s warrants outstanding and exercisable as of March 31, 2024.

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Brian Hannasch W-01	12,852	$8.76	September 18, 2028
Masimo Corporation PSA-01	289,779	$0.01	None
2022 Convertible Notes	793,655	$2.38	Various
2023 Convertible Notes	537,949	$2.38	Various
Consulting Agreement Warrants	157,462	$2.38	August 8, 2028
Underwriter’s Warrants	65,921	$2.38	August 8, 2028
	1,857,618

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

7. Preferred Stock

The Company has authorized 1,120,000 shares of preferred stock of which 1,000,000 has been designated Series A Preferred Stock and 120,000 has been designated Series Seed Preferred Stock, of which 0 shares of Series A Preferred Stock and 0 shares of Series Seed Preferred Stock are issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

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

Preferred stock has all converted pursuant to the initial public offering.

8. Stock Options and Awards

The following is a summary of stock option activity for the periods ended March 31, 2024 and December 31, 2023:

Weighted
Avg.
	Number of	Remaining Contractual Life	Weighted Avg. Exercise	Aggregate Intrinsic
	Options	(in years)	Price	Value
Outstanding as of January 1, 2023	1,319,394	6.69	$6.94	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Cancelled/Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2023	1,319,394	5.69	$6.94	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Cancelled/Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding as of March 31, 2024	1,319,394	5.45	$6.94	$—
Vested and Exercisable as of March 31, 2024	1,319,394	5.45	$6.94	$—

Stock-based compensation expense is classified in the Company’s statements of operations as general and administrative expense. Compensation expense totaled $237,000 and $0 for the three months ended March 31, 2024 and 2023, respectively (See Note 9). As of March 31, 2024, there was no unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plans.

9. Share Liability

As of March 31, 2024, the Company had not issued 100,000 shares of its common stock pursuant to a hiring grant of an executive officer, representing stock compensation expense of $237,000 in the three months ended March 31, 2024, due to administrative delays. These shares are classified as share liabilities as they have been authorized but not yet issued as of the reporting date.

The Company expects to issue these shares to the respective shareholder as soon as the administrative delays are resolved. These shares will be recorded as issued and outstanding upon their issuance, and the corresponding share liability will be reclassified to shareholders’ equity. The administrative delays are not expected to have any material impact on the financial position or results of operations of the Company.

Management’s best estimate is that the administrative delays will be resolved within the next fiscal quarter, at which point the share liabilities will be eliminated, and the shares will be issued. However, the timing of resolution is subject to various factors, and actual timing may vary.

10. Warrant Liabilities

Management evaluates all of the Company’s financial instruments and contracts, including issued warrants to purchase its Class A common stock and Series B Preferred Stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

The Company utilizes a Monte Carlo simulation model for warrants that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price of $9.20 per share, an expected remaining term of each warrant as of the valuation date, estimated volatility ranging from 68% to 80%, drift, and a risk-free rate ranging from 4.00% to 4.22%.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the warrant liabilities during the periods ended March 31, 2024 and December 31, 2023.

	Level 1	Level 2	Level 3
Warrant liabilities as of January 1, 2023	$—	$—	$2,234,384
Addition	—	—	2,446,502
Changes in fair value of warrant liabilities	—	—	(844,854)
Reclassify to equity	—	—	(3,827,807)
Warrant liabilities as of December 31, 2023	—	—	8,225
Changes in fair value of warrant liabilities	—	—	9,284
Warrant liabilities as of March 31, 2024	$—	$—	$17,509

11. Derivative Liabilities

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

The Company has identified derivative instruments arising from the conversion shares from convertible notes in Note 4 as of March 31, 2024 and December 31, 2023.

The Company utilizes a Monte Carlo simulation model for commitment shares that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price of $9.20 per share, an expected remaining term of each warrant as of the valuation date, estimated volatility of 80%, drift, and a risk-free rate ranging from 3.46% to 5.47%.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the derivative liabilities during the year ended December 31, 2023.

	Level 1	Level 2	Level 3
Derivative liabilities as of January 1, 2023	$—	$—	$1,735,700
Addition	—	—	2,375,378
Changes in fair value of derivative liabilities	—	—	(198,551)
Extinguishment of derivative liabilities	—	—	(3,912,527)
Derivative liabilities as of December 31, 2023	$—	$—	$—

There was no derivative liability activity for the three months ended March 31, 2024.

12. Commitments and Contingencies

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

Advisory Agreement

On March 18, 2024, the Company terminated its private placement services agreement and entered into an advisory agreement for debt, equity and public securities market services for one year. The advisory agreement includes a monthly fee of $30,000 and 7,563 common stock warrants to be issued monthly at an exercise price of $2.38 with a term of five years.

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

The total base salaries for the nine key employees in the agreements are $1,920,000 per year with various provisions for annual increases. In addition to base salaries, eight of the employees have a provision for a special one-time incentive payment to be paid in a lump sum after the start date. The total amount of these special incentive payments is $1,100,000. The special incentive payment amount includes any accrued backpay wages for the employee. That amount for backpay was $417,390 and was paid in 2023.

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

The Company has recorded the backpay portion of the incentive bonus noted above. The balance of the incentive bonuses of $694,056 and the special options bonuses of $14,821,830 were contingent upon a successful initial public offering. The incentive bonuses have been paid in full while the special options bonuses will be recorded when paid.

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

On September 28, 2022, the Company filed a motion to dismiss all claims. On May 25, 2023, the Court issued an Order and a Memorandum Opinion which dismissed the plaintiff’s claims related to the RICO Act. The remaining claims are still pending, and no trial date has been set for the case.

The Court has vacated its Scheduling Order at the parties’ request so that the parties could try to resolve the disputes in both cases through an independent third-party mediator. No mediation date has been set. While it is too early to predict the ultimate outcome of this matter, we believe the Company has meritorious defenses and intends to defend this matter vigorously.

13. Subsequent Events

On April 4, 2024, the Board approved the issuance of 53,063 shares of common stock to an existing shareholder to settle a 2023 convertible note dispute. As the condition existed as of March 31, 2024, the Company expensed the settlement value of $230,823 to financing charges for the three months ended March 31, 2024.

On April 10, 2024, the employment of the Company’s Chief Operating Officer was terminated. Pursuant to the employment agreement, the Company will make salary continuation payments based on an annual salary of $275,000 through October 10, 2024 and provide health care coverage through October 10, 2025.

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

Since our inception, we have incurred significant operating losses. Our net loss was $2,120,651 and $2,173,410 for the three months ended March 31, 2024 and 2023, respectively. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim device and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

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

Expenses

We have four categories of expenses: cost of goods sold, selling expenses, research and development, and general and administrative.

Costs of goods sold consist of costs paid for the IB-Stim device to our contract manufacturer along with periodic inventory adjustments and expired inventory write-offs. Expired inventory expense is related to our FDA clearance for our device in the treatment of functional abdominal pain associated with IBS in children. Specifically, a certain component of our IB-Stim device is cleared for a two-year period after the date the device is manufactured, and if the device is not sold in such period, we must take the device out of inventory and write it off. We had no expired inventory for the three months ended March 31, 2024 and 2023. Expired inventory has not been material to our results, averaging 1% or less of revenue over the last four years. We have a fixed-price contract with the manufacturer of our IB-Stim device to produce the device. We expect production costs to remain relatively constant and only nominal inventory expirations in the foreseeable future.

Our core selling expenses primarily consist of commissions and shipping costs. These expense items are generally correlated with sales.

Research and development expense is attributable to our clinical trials and related efforts to have our IB-Stim device cleared by the FDA for other indications. We expect to incur future R&D expenses for other indications, such as functional nausea, post-concussion syndrome and cyclic vomiting syndrome in children.

General and administrative expense primarily consists of wages and benefits, professional fees including legal and audit, insurance, investor relations, advertising, facility costs, utilities and travel.

Results of Operations

The following table presents our statements of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net sales	$646,635	$805,110
Cost of goods sold	75,081	95,900
Gross profit	571,554	709,210
Selling expenses	80,030	107,932
Research and development	5,570	16,797
General and administrative	2,318,074	1,480,755
Operating loss	(1,832,120)	(896,274)
Other (expense) income, net:
Financing charges	(230,824)	(2,772)
Interest expense	(26,560)	(161,689)
Change in fair value of warrant liability	(9,284)	234,807
Change in fair value of derivative financial instruments	-	191,297
Amortization of debt discount and issuance cost	(21,683)	(2,662,655)
Extinguishment of debt liabilities	-	1,129,498
Other expense, net	(180)	(5,622)
Total other (expense) income, net	(288,531)	(1,277,136)
Net loss	$(2,120,651)	$(2,173,410)

Net Sales

Net sales declined $158,475, or 19.7%, to $646,635 for the three months ended March 31, 2024 due to (i) management’s focus on gaining further insurance coverage for our products and capital funding and (ii) fewer shipments to certain customers as they transition to the insurance reimbursement process which requires alignment with physician protocols, billing and coding, partially offset by growth in our patient assistance program that provides discounts to patients without insurance coverage.

Gross Profit and Gross Margin

Gross profit declined $137,656, or 19.4%, to $571,554 for the three months ended March 31, 2024 due to lower sales volume, partially offset by an increase in our gross margin of 30 bps to 88.4% for the three months ended March 31, 2024 from 88.1% for the three months ended March 31, 2023, due to growth in our patient assistance program at lower discounts to patients without insurance coverage.

Selling Expenses

Selling expenses declined $27,902, or 25.9%, to $80,030 for the three months ended March 31, 2024 due to lower sales volume.

Research and Development

Research and development expense declined $11,227, or 66.8%, to $5,570 for the three months ended March 31, 2024 due to more patient trials conducted in the three months ended March 31, 2023 as the Company prepared for more FDA submissions.

General and Administrative

General and administrative expense increased $837,319, or 56.5%, to $2,318,074 for the three months ended March 31, 2024 due to (i) incremental headcount to build out the market access, sales and finance teams including recruiting costs, (ii) higher legal, insurance, investor relations and board of director costs as a publicly-held entity that the Company did not incur previously, (iii) one-time non-cash advisory costs of $50,000, (iv) one-time non-cash stock compensation charges of $237,000 for a hiring grant of stock and (v) higher advertising costs in order to expand market awareness.

Operating Loss

Our operating loss increased $935,846, or 104.4%, to $1,832,120 for the three months ended March 31, 2024 primarily due to lower sales volume and higher general and administrative expenses including $287,000 of one-time non-cash charges.

Other (Expense) Income

Other expense decreased $988,605, or 77.4%, to $288,531 for the three months ended March 31, 2024 primarily due to (i) the full conversion of the convertible notes upon the IPO on August 9, 2023 that eliminated any further debt discount, issuance cost, debt extinguishment and derivative fair valuation net charges and (ii) lower interest expense and issuance cost amortization from a lower debt burden, partly offset by finance charges incurred to settle a 2023 convertible note dispute.

Net Loss

Our net loss improved $52,759, or 2.4%, to $2,120,651 for the three months ended March 31, 2024 primarily due to the elimination of debt discount, issuance cost, debt extinguishment and derivative fair valuation net charges due to conversion of the convertible notes upon the IPO on August 9, 2023, partly offset by lower sales volume, higher general and administrative expenses (inclusive of $287,000 of one-time non-cash charges) and the settlement of a 2023 convertible note dispute.

Liquidity and Capital Resources

We had cash on hand of $81,752 and $45,463 as March 31, 2024 and 2023, respectively. We maintained a working capital deficit of $3,407,877 and $8,755,744 as of March 31, 2024 and 2023, respectively. The increase in working capital was primarily due to (i) the conversion of notes payable upon the IPO on August 9, 2023 along with the corresponding elimination or reduction of the fair value liability of warrants and derivatives and (ii) payments of employee bonuses and vendors with proceeds from the IPO.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of March 31, 2024, we had a stockholders’ deficit of $3,184,454 and short-term borrowings of $1,396,175.

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

The following table summarizes our cash flow from operating, investing and financing activities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activites	$(1,332,160)	$(622,912)
Net cash used in investing activities	(14,722)	(7,608)
Net cash provided by financing activities	1,350,074	422,284
Net decrease in cash and cash equivalents	3,192	(208,236)
Cash and cash equivalents at beginning of period	78,560	253,699
Cash and cash equivalents at end of period	$81,752	$45,463

Operating Activities – Net cash used in operating activities decreased $709,248, or 113.9% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to lower sales volume, higher general and administrative expenses and payment of past due vendors.

Investing Activities – Net cash used in investing activities increased $7,114, or 93.5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to purchases of equipment.

Financing Activities – Net cash provided by financing activities increased $927,790, or 219.7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to proceeds from the issuance of convertible notes whereas the proceeds from convertible notes issued during the three months ended March 31, 2023 were used to repay previously issued notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Application of U.S. GAAP and Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our (i) controls over the application of U.S. GAAP based on guidance and interpretations issued by the Financial Accounting Standards Board through the Accounting Standards Codification and Accounting Standards Updates and (ii) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our U.S. GAAP reporting and disclosure controls and procedures were not effective in ensuring that information required to be reported under U.S. GAAP and disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (i) a lack of segregation of duties since we have a limited administrative staff, (ii) a lack of internal controls structure review and (iii) a restatement of our unaudited financial statements as of and for the three and nine month periods ended September 30, 2023. As a result of these constraints, we had material weaknesses in our internal control over financing reporting as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please reference the Litigation section of Note 11 to the unaudited financial statements for additional disclosure.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On January 1, 2024, the Company issued 75,000 shares of common stock to Brian Hannash in exchange for consulting services related to the Company’s transition to a public company.

On January 22, 2024, the Company received proceeds of $26,180 from Exchange Listing, LLC upon the exercise of 11,000 common stock warrants at an exercise price of $2.38.

On each of February 9, 2024, February 13, 2024, February 14, 2024, February 23, 2024, March 8, 2024, March 11, 2024, March 13, 2024 and March 14, 2024 the Company entered into securities purchase agreements (the “February and March 2024 SPAs”) with a total of nine accredited investors for the issuance and purchase of convertible promissory notes (the “February and March 2024 Notes”) for an aggregate purchase price of $1,135,000. The February and March 2024 Notes bear an interest rate of 8.5% per annum, which shall be payable quarterly by the Company in cash or in shares of the Company’s common stock at the conversion price as defined in the form of the Certificate of Designation of the Series B Convertible Preferred Stock (the “Series B Preferred Stock Certificate of Designation”).

On February 12, 2024, in connection with the February and March 2024 SPAs and a securities purchase agreement (the “November SPA”) with Flagstaff International, LLC (“Flagstaff International”), dated November 9, 2023, for the issuance and purchase of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a price per share of $2.38, for an aggregate purchase price is $3,000,000, the Company and Flagstaff International entered into a First Amendment to the November SPA (the “First Amendment”). The First Amendment provides for the issuance and purchase of a convertible promissory note with substantially the same terms as the February and March 2024 Notes. The Company agreed to obtain stockholders approval of an amendment to the Company’s Certificate of Incorporation to authorize the creation of the Series B Preferred Stock (the “Stockholder Approval”) and file the Series B Preferred Stock Certificate of Designation with the Secretary of State of the State of Delaware following the Stockholder Approval.

In February 2024, the Company and Flagstaff entered into a non-material second amendment to the SPA obligating the Company to file a resale registration statement for the Common Stock underlying the Series B Preferred Stock within fifteen (15) business days following the date of the Stockholder Approval.

On March 22, 2024, the Company and Flagstaff entered into the third amendment to the November SPA (the “Third Amendment”) to increase the investment amount from $3,000,000 to $5,00,000 and to modify the terms from the sale and issuance of the Series B Preferred Stock to the sale and issuance of a convertible promissory note. Pursuant to the Third Amendment, the November SPA was amended to provide that the Company shall sell to Flagstaff International a convertible promissory note (the “Flagstaff Note”) for an aggregate purchase price of $5,000,000, to be paid to the Company in fifteen (15) monthly installments of differing amounts. Upon obtaining the Stockholder Approval and the filing of the Series B Preferred Stock Certificate of Designation with the Secretary of State of the State of Delaware, the Flagstaff Note will be convertible into a total of 2,100,841 shares of Series B Preferred Stock in lieu of Flagstaff International funding amounts under the Flagstaff Note to the Company for a purchase amount equal to each monthly purchase amount set forth in the Third Amendment.

On April 4, 2024, the Company issued 53,063 shares of common stock to Leonite Fund I, LP to settle a 2023 convertible note dispute.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder, or Securities Act Rule 701 for the offer and sale of securities not involving a public offering.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on February 15, 2024)
10.2	Form of Convertible Promissory Note (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on February 15, 2024)
10.3	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 to current report on Form 8-K, furnished to the SEC on February 15, 2024)
10.4	First Amendment to Securities Purchase Agreement (incorporated by reference to exhibit 10.4 to current report on Form 8-K, furnished to the SEC on February 15, 2024)
10.5	Third Amendment to Securities Purchase Agreement, dated March 22, 2024, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on March 28, 2024)
10.6	Form of Convertible Promissory Note issued to Flagstaff International, LLC (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on March 28, 2024)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURAXIS, INC.
Date: May 20, 2024
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2024	/s/ Timothy Henrichs
Timothy Henrichs
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

