Form 10-Q
period 2024-06-30
Neuraxis, INC
filed 2024-08-09
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 001-41775

NEURAXIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-5079684
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

11611 N. Meridian Street, Suite 330 Carmel, IN	46032
(Address of principal executive offices)	(Zip Code)

(812) 689-0791

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NRXS	NYSE American LLC

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2024 was 6,841,621 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

NeurAxis, Inc.

Condensed Balance Sheets

	June 30, 2024	December 31,
	(Unaudited)	2023
Assets

Current Assets:
Cash and cash equivalents	$1,765,274	$78,560
Accounts receivable, net	147,131	73,167
Inventories	42,710	21,220
Prepaids and other current assets	156,446	69,663
Total current assets	2,111,561	242,610

Property and Equipment, at cost:	460,034	436,626
Less - accumulated depreciation	(364,538)	(348,074)
Property and equipment, net	95,496	88,552

Other Assets:
Operating lease right of use asset, net	323,450	70,263
Intangible assets, net	102,831	108,073
Total Assets	$2,633,338	$509,498

Liabilities

Current Liabilities:
Accounts payable	$1,118,317	$1,204,219
Accrued expenses	1,310,792	401,088
Current portion of operating lease payable	48,247	49,127
Notes payable	38,797	148,062
Notes payable - convertible notes, net of unamortized debt discount of $206,464 and $0 as of June 30, 2024 and December 31, 2023, respectively	4,728,538	—
Customer deposits	82,122	74,947
Share liability	257,131	—
Warrant liabilities	9,933	8,225
Total current liabilities	7,593,877	1,885,668

Non-current Liabilities:
Operating lease payable, net of current portion	297,843	27,071
Total non-current liabilities	297,843	27,071

Total liabilities	7,891,720	1,912,739

Commitments and contingencies (see note 12)

Stockholders’ Deficit
Convertible Series A Preferred stock, $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Convertible Series Seed Preferred stock, $0.001 par value; 120,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—

Common stock, $0.001 par value; 100,000,000 shares authorized; 6,841,621 and 6,508,897 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6,842	6,509
Additional paid in capital	48,331,248	47,148,361
Accumulated deficit	(53,596,472)	(48,558,111)

Total Stockholders’ Deficit	(5,258,382)	(1,403,241)

Total Liabilities and Stockholders’ Deficit	$2,633,338	$509,498

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net Sales	$611,500	$646,021	$1,258,135	$1,451,131
Cost of Goods Sold	73,458	67,813	148,539	163,713

Gross Profit	538,042	578,208	1,109,596	1,287,418

Selling Expenses	62,274	78,791	142,304	186,723
Research and Development	54,312	109,789	59,882	126,586
General and Administrative	2,628,288	1,507,169	4,946,362	2,987,923

Operating Loss	(2,206,832)	(1,117,541)	(4,038,952)	(2,013,814)

Other (Expense) Income:
Financing charges	—	—	(230,824)	(2,772)
Interest expense	(80,697)	(194,690)	(107,257)	(356,378)
Change in fair value of warrant liability	7,576	(36,050)	(1,708)	198,757
Change in fair value of derivative liability	—	860	—	192,157
Amortization of debt discount and issuance cost	(63,817)	(887,937)	(85,500)	(3,550,592)
Extinguishment of debt liabilities	—	—	—	1,129,498
Other income	2,961	2	2,961	1,552
Other expense	(576,901)	(258)	(577,081)	(7,430)
Total other (expense) income, net	(710,878)	(1,118,073)	(999,409)	(2,395,208)

Net Loss	$(2,917,710)	$(2,235,614)	$(5,038,361)	$(4,409,022)

Per-Share Data
Basic and diluted loss per share	$(0.42)	$(1.21)	$(0.73)	$(2.39)

Weighted Average Shares Outstanding
Basic and diluted	6,921,004	2,003,322	6,902,841	2,003,322

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Stockholders’ Deficit (Unaudited)

	For the Three and Six Months Ended June 30, 2023
	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance, January 1, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(33,931,428)	$(5,573,613)
Net loss	-	-	-	-	-	-	-	(2,173,408)	(2,173,408)
Balance, March 31, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	(36,104,836)	(7,747,021)
Net loss	-	-	-	-	-	-	-	(2,235,614)	(2,235,614)
Balances, June 30, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(38,340,450)	$(9,982,635)

	For the Three and Six Months Ended June 30, 2024
	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance, January 1, 2024	-	$-	-	$-	6,508,897	$6,509	$47,148,361	$(48,558,111)	$(1,403,241)
Warrants exercised	-	-	-	-	11,000	$11	26,169	-	26,180
Additional paid in capital from warrants issued under consulting agreement	-	-	-	-	-	-	15,543	-	15,543
Additional paid in capital form warrants issued as debt discount	-	-	-	-	-	-	97,465	-	97,465
Common stock issued from agreements	-	-	-	-	75,000	75	200,175	-	200,250
Net loss	-	-	-	-	-	-	-	(2,120,651)	(2,120,651)
Balance, March 31, 2024	-	$-	-	$-	6,594,897	$6,595	$47,487,713	(50,678,762)	(3,184,454)
Additional paid in capital from warrants issued under consulting agreement	-	-	-	-	-	-	44,853	-	44,853
Common stock issued from agreements	-	-	-	-	246,724	247	798,682	-	798,929
Net loss	-	-	-	-	-	-	-	(2,917,710)	(2,917,710)
Balances, June 30, 2024	-	$-	-	$-	6,841,621	$6,842	$48,331,248	$(53,596,472)	$(5,258,382)

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(5,038,361)	$(4,409,022)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and issuance cost	85,500	3,550,592
Depreciation and amortization	21,707	20,060
Provisions for losses on accounts receivable	20,001	3,927
Non-cash lease expense	31,152	15,559
Stock-based compensation	227,000	—
Extinguishment of derivative liability	—	(1,129,498)
Issuance of common stock for non-cash consideration	831,382	—
Fair value of warrants issued for non-cash consideration	60,396	—
Finance charges	—	2,772
Change in fair value of derivative liabilities	—	(192,157)
Change in fair value of warrant liabilities	1,708	(198,757)
Changes in operating assets and liabilities:
Accounts receivable	(93,964)	(66,698)
Inventory	(21,490)	3,928
Prepaids and other current assets	13,342	(20,607)
Accounts payable	(85,902)	846,001
Accrued expenses	1,007,508	340,318
Customer deposits	7,175	2,143
Operating lease liability	(14,449)	(16,698)
Net cash used by operating activities	(2,947,295)	(1,248,137)

Cash Flows from Investing Activities
Additions to property and equipment	(23,408)	(12,067)
Additions to intangible assets	—	(1,000)
Net cash used by investing activities	(23,408)	(13,067)

Cash Flows from Financing Activities
Offering costs paid	—	(204,407)
Proceeds from exercised warrants	26,180	—
Principal payments on notes payable	(109,263)	(2,724,479)
Proceeds from notes payable	—	159,831
Proceeds from convertible notes, net of fees	4,740,500	3,828,000
Net cash provided by financing activities	4,657,417	1,058,945

Net Increase (Decrease) in Cash and Cash Equivalents	1,686,714	(202,259)

Cash and Cash Equivalents at Beginning of Period	78,560	253,699

Cash and Cash Equivalents at End of Period	$1,765,274	$51,440

Supplemental Disclosure of Non-Cash Operating Activities
Cash paid for interest	$27,670	$57,202
Cash paid for income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Recognition of right of use asset	$284,339	$—
Fair value of warrant liabilities from convertible notes	—	1,881,257
Fair value of derivative liabilities of conversion feature from convertible notes	—	1,860,984
Fair value of warrants from debt discount in convertible notes classified as additional paid in capital	97,465	—

The accompanying notes are an integral part of these unaudited condensed financial statements

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on June 30, 2024 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

There were no transfers between any of the levels during the periods ended June 30, 2024 and December 31, 2023. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. As of June 30, 2024 and December 31, 2023, the Company had no assets that were measured on a nonrecurring basis.

Basic and Diluted Net Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented. As of June 30, 2024 and December 31, 2023, there were no preferred stock dividends declared or paid.

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for June 30, 2024 and 2023 presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following potentially dilutive common stock equivalents at June 30, 2024 and 2023:

	2024	2023

Convertible Series A Preferred Stock	—	1,013,270
Convertible Series Seed Preferred Stock	—	230,954
Options	1,319,394	1,319,394
Pre-Funded Warrants for Common Stock	289,779	289,779
Warrants	1,880,307	854,795
Convertible Bridge Debt	—	1,285,877
Totals	3,489,480	4,994,069

The following table presents the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(2,917,710)	$(2,235,614)	$(5,038,361)	$(4,409,022)
Preferred stock dividends	-	(190,699)	-	(379,303)
	(2,917,710)	(2,426,313)	(5,038,361)	(4,788,325)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	6,921,004	2,003,322	6,902,841	2,003,322
Basic and diluted net loss per share	$(0.42)	$(1.21)	$(0.73)	$(2.39)

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

Company’s Performance Obligations with Customers:

Timing of Satisfaction

The Company typically satisfies its performance obligations as the goods are shipped.

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

Going Concern

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of June 30, 2024, we had a stockholders’ deficit of $5,258,382 and short-term outstanding borrowings of $4,767,335. As June 30, 2024, we had cash of $1,765,274 and a working capital deficit of $5,482,316.

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

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ initial balances were $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company provided an allowance for the entire balance of principal and interest as of December 31, 2019. The current allowance is $1,012,800 as of June 30, 2024. The current loan balances are as follows:

	Loan	Interest	Interest
	Receivable	Receivable	Income
June 30, 2024
Shareholder 1	$506,400	$83,042	$12,104
Shareholder 2	506,400	82,907	12,104
	1,012,800	165,949	24,208
Allowance for Collection Risk	(1,012,800)	(165,949)	(24,208)
Net Balance	$—	$—	$—

	Loan	Interest	Interest
	Receivable	Receivable	Income
December 31, 2023
Shareholder 1	$506,400	$70,938	$23,867
Shareholder 2	506,400	70,803	23,867
	1,012,800	141,741	47,734
Allowance for Collection Risk	(1,012,800)	(141,741)	(47,734)
Net Balance	$—	$—	$—

Mr. Bradley Mitch Watkins, Director, provided certain sales, marketing and commercialization consulting services to the Company prior to his appointment to the Board of Directors. For the six months ended June 30, 2024 and 2023, the Company paid Mr. Watkins $0 and $4,708, respectively, for these services. No amounts were owed to Mr. Watkins as June 30, 2024 and December 31, 2023, respectively, for these services.

The Company’s former Chief Financial Officer is contracted for services through a third-party public accounting firm. He is the firm’s managing partner and majority shareholder. The firm is engaged by the Company to provide accounting and tax services on a continuous basis. Fees paid for services were $127,550 and $64,932 for the six months ended June 30, 2024 and 2023, respectively. The Company owed RBSK for open invoices of $47,897 and $84,279 that are included in accounts payable as of June 30, 2024 and December 31, 2023, respectively.

4. Notes Payable

The Company borrowed $250,000 on December 16, 2021, from Channel Partners Capital. The note called for 65 weekly payments of $4,923 with the final payment scheduled for March 16, 2023. The note’s interest rate computes to a nominal rate of 40.9%. The principal outstanding as of January 1, 2022 was $244,048. The Company borrowed $122,000 on September 16, 2022, to bring the principal balance back to $250,000. After making scheduled payments, the Company borrowed $107,231 on May 24, 2023, to bring the principal balance back to $250,000. The terms of the note are the same as the previous note with the final payment scheduled for August 22, 2024. The principal outstanding as of June 30, 2024 and December 31, 2023 was $38,797 and $148,062, respectively. The Company believes that the advancement of additional funds is a minor modification to the terms of the existing loan since the difference in present value of the cash flows under the terms of the new loan is less than 10% of the present value of the remaining cash flows under the terms of the original loan. As a result, the modification was accounted for as a modification of debt.

The lender was granted and assigned a continuing security interest in all the Company’s personal property assets including, but not limited to, business equipment, inventory, accounts, accounts receivable, intellectual property, chattel paper, instruments, deposit accounts, commercial tort claims, contract rights, licenses, claims, and general intangibles.

Interest expense totaled $7,840 and $21,735 for the three and six months ended June 30, 2024. The future minimum principal payments to be paid in 2024 is $38,797.

On November 8, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) with a shareholder for the issuance 1,260,504 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $3,000,000 paid in 15 monthly installments of $200,000 each, commencing on the later of January 10, 2024 or a date after stockholders approve an amendment to the Company’s Certificate of Incorporation to authorize the creation of the Series B Preferred Stock (the “Stockholder Approval”). The Series B Preferred Stock is convertible at any time into shares of common stock of the Company without any further consideration. Following the issuance of the Series B Preferred Stock, it will rank senior to the common stock with respect to payments upon the liquidation, dissolution and winding up of the Company. Due to a delay in Stockholder Approval, the Company amended the SPA on February 12, 2024 to issue a promissory note, due and payable on the earlier of 15 months or 12 months if the Series B Preferred Stock has not been authorized, convertible into Series B Preferred Stock with identical funding amounts and terms.

In February and March of 2024, the Company entered into a series of convertible promissory notes totaling $3,135,000 with terms identical to the $3,000,000 convertible promissory note issued on February 12, 2024 (collectively referred to as the “Original 2024 Convertible Promissory Notes”).

The 2024 Original Convertible Promissory Notes bear interest at 8.5% per annum payable quarterly in either cash or common stock at the election of the Company. At any time following the date of shareholder approval to authorize the creation of Series B Preferred Stock prior to the maturity date, the investor may elect to convert all or part of the principal into the Company’s Series B Preferred Stock at a conversion price per share equal to $2.38. Without limiting the forgoing, all principal amounts outstanding on the maturity date will automatically convert into the Company’s Series B Preferred Stock. The Series B Preferred Stock is entitled to cumulative dividends at 8.5% per annum (whether or not declared) payable quarterly in either cash or common stock at the $2.38 conversion price at the election of the Company. Upon conversion to Series B Preferred Stock, the investor may elect, at its option at any time, to convert all or part of the Series B Preferred Stock plus accrued but unpaid dividends into an equivalent amount of common stock at the $2.38 conversion price. As of June 30, 2024, no investor has converted any portion of the Original 2024 Convertible Notes into Series B Preferred Stock as the shareholders have not yet authorized its issuance.

On May 21, 2024, the Company entered into three convertible promissory notes with related institutional accredited investors with terms similar to the Original 2024 Convertible Promissory Notes (collectively referred to as the “Amended 2024 Convertible Promissory Notes”) for an additional amount of $3,000,000. Certain provisions to the SPA and Certificate of Designation previously issued on February 12, 2024 changed, including (i) the number of shares of preferred stock to be designated as Series B Preferred Stock was increased from 1,500,000 to 5,000,000, (ii) the stated value of the Series B Preferred Stock was changed from $1.00 to $2.38 per share, (iii) the right to receive dividends will expire automatically on June 30, 2025, (iv) the liquidation rights will automatically expire on June 30, 2025, and (v) the number of shares of the common stock that a holder of Series B preferred stock is entitled to receive shall not exceed the maximum percentage chosen by the holder, which is initially set at between 4.99% and 19.99% until shareholder approval is obtained, of the number of outstanding shares of the common stock at the time of the conversion of the Series B preferred stock shares.

The maturity date shall be on the earlier of (i) June 21, 2025, (ii) upon written demand occurring on or after March 21, 2025 in the event that the Series B preferred shares have not been duly authorized on or before such date, or (iii) immediately upon the occurrence of an event of default. Automatic conversion into shares of Series B preferred stock (at a conversion price of $2.38 per share) will occur following the date of shareholder approval. In the event the Company fails to obtain shareholder approval before August 15, 2024, rights exist to convert the outstanding amount into shares of the common stock, at a price per share of $2.38.

As of June 30, 2024, the Company received $4,935,000 of the principal amount of the Amended 2024 Convertible Notes with the remainder due in monthly installments through March of 2025.

The Company’s private placement agent fees included (i) 10% of the Original 2024 Convertible Promissory Notes funded principal amount and (ii) warrants calculated as 6.0% of the funded principal amount divided by the $2.38 exercise price. The fair value of the warrants of $97,465 were deferred as a financing fee and classified as additional paid in capital. The private placement agreement was terminated on March 18, 2024 pursuant to an new advisory agreement (See Note 12).

Accrued interest totaled $66,648 as of June 30, 2024 and December 31, 2023, respectively. On June 28, 2024, the Company paid $79,588 in accrued interest for the first and second quarters of 2024 on the Amended 2024 Convertible Promissory Notes in the form of 33,454 shares of the Company’s common stock . The unamortized debt discount on the Amended 2024 Convertible Promissory Notes total $206,464 as of June 30, 2024. Interest expense totaled $72,857 and $85,522 for the three and six months ended June 30, 2024, respectively. Amortization of the debt discount on the Amended 2024 Convertible Notes totaled $63,817 and $85,500 for the three and six months ended June 30, 2024, respectively.

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

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases as of June 30, 2024 and December 31, 2023.

The Company had three leases primarily consisting of office space in Versailles and Carmel, Indiana. Two of the leases in Versailles started January 1, 2022. Both have an term of one year, with automatic one year renewal, unless 60 day notice of vacating is given, commencing on the execution hereof and continuing through December 31st of each year. The monthly lease payments for these leases are $470 and $1,664 with a 4% per annum increase. The new lease in Carmel started January 1, 2024. The initial term is five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. As long as the Company is not in default, it is only obligated to pay an amount equal to 50% of the monthly base rent for months 1-10.

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

For the six months ended June 30, 2024 and 2023, the Company recognized $46,423 and $23,704 of operating lease expense, including short-term lease expense and variable lease costs.

The following table presents information related to the Company’s operating leases:

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$323,450	$70,263

Other current liabilities	48,247	49,127
Operating lease liabilities	297,843	27,071
	$346,090	$76,198

Weighted-average remaining lease term (in years)	4.49	3.75
Weighted-average discount rate	15.0%	15.0%

As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2024	$40,732
2025	111,472
2026	114,702
2027	86,856
2028	89,027
Thereafter	38,025
Total lease payments	480,814
Less: imputed interest	(134,724)
Total present value of lease payments	$346,090

6. Common Stock and Warrants

The Company authorized 100,000,000 shares of common stock, of which 6,841,621 and 6,508,897 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. In conjunction with 1,098,667 common shares issued upon the completion of the initial public offering on August 8, 2023, the Company also issued (i) 1,244,228 common shares upon conversion of 506,637 shares of Convertible Series A Preferred Stock and 115,477 shares of Convertible Series Seed Preferred Stock, (ii) 1,649,900 common shares upon conversion of convertible notes, (iii) 425,000 common shares as payment to vendors for services and (iv) 127,780 common shares upon the exercise of warrants. On January 10, 2023, the Company’s board of directors authorized a 2-for-1 reverse stock split. All share information in these financial statements has been adjusted for this reverse stock split.

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

On January 2, 2024, the Company issued 75,000 shares of common stock with a fair value of $200,250 pursuant to a consulting agreement related to the Company’s transition to a public company. As the term of the consulting agreement covers the full fiscal year ending December 31, 2024, the Company expensed $50,062 and $100,125 in the three month and six months ended June 30, 2024, respectively, with the remaining $100,125 recorded in prepaids and other current assets in the condensed balance sheets as of June 30, 2024.

On January 19, 2024, the Company received proceeds of $26,180 from an existing shareholder and issued 11,000 shares of common stock upon the exercise of a warrant agreement at $2.38 per share.

On April 11, 2024, the Company issued 53,063 shares of common stock to an existing shareholder to settle a convertible note dispute. The Company recorded the fair value of the settlement totaling $230,823 as financing charge in the condensed statements of operations.

On June 28, 2024 the Company issued 90,032 shares of common stock to pre-IPO Series A Preferred Shareholders to settle certain claims. The Company recorded the fair value of the settlement totaling $286,458 as other expense in the condensed statements of operations.

On June 28, 2024, the Company issued 33,454 shares of common stock to holders of the Amended 2024 Convertible Promissory Notes in lieu of $79,588 in cash payments for interest through June 30, 2024.

On June 28, 2024, the Company issued 24,343 shares of common stock to its Board of Directors for their service from the Company’s IPO on August 9, 2023 through March 31, 2024. The fair value of the services were recorded as general and administrative expense in the condensed statements of operations totaling $39,452 from August 9, 2023 through December 31, 2023 and $28,219 during the six months ended June 30, 2024.

On June 28, 2024, the Company issued 25,832 shares of common stock to its previous Chief Operating Officer in accordance with a severance agreement executed on April 10, 2024. The Company recorded the fair value of the severance provision totaling $78,788 as general and administrative expense in the condensed statements of operations.

On June 28, 2024, the Company issued 20,000 shares of common stock to it previous CFO for services provided during the IPO. The Company recorded the fair value of the services totaling $55,600 as general and administrative expense in the condense statements of operations.

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

From January to March of 2024, the Company issued 38,697 warrants to its private placement agent in conjunction with the 2024 Convertible Promissory Notes at an exercise price of $2.38 to purchase common stock. The Company recorded the fair value of the services totaling $74,278 as financing fees in the condensed balance sheets as of June 30, 2024.

From March to June of 2024, the Company issued 30,252 warrants pursuant to a capital markets advisory agreement at an exercise price of $2.38 to purchase common stock (See Note 12). The Company recorded the fair value of the advisory services totaling $59,370 as general and administrative expense in the condensed statements of operations.

The following is a summary of warrant activity for common stock during the periods ended June 30, 2024 and December 31, 2023:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of January 1, 2023	846,507	$5.06	4.72
Granted	813,928	5.81	4.38
Converted Prefunded Warrants	289,779	0.01	—
Exercised	(127,856)	2.38	—
Outstanding as of December 31, 2023	1,822,358	$4.69	3.05
Granted	68,949	$2.38	4.73
Exercised	(11,000)	2.38	—
Outstanding as of June 30, 2024	1,880,307	$2.06	2.98

The following is a summary of warrant activity for preferred stock during the year ended December 31, 2023:

	Number of	Weighted-Avg.
	Warrants for	Exercise
	Preferred Stock	Price
Outstanding as of January 1, 2023	144,890	$0.01
Granted	—	—
Cancelled/Expired	—	—
Exercised	(144,890)	(0.01)
Outstanding as of December 31, 2023	—	$—

There was no preferred stock warrant activity for the three and six months ended June 30, 2024.

The following table summarizes the Company’s warrants outstanding and exercisable as of June 30, 2024:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Brian Hannasch W-01	12,852	$8.76	September 18, 2028
Masimo Corporation PSA-01	289,779	$0.01	None
2022 Convertible Notes	793,655	$2.38	Various
2023 Convertible Notes	537,949	$2.38	Various
Consulting Agreement Warrants	180,151	$2.38	Various
Underwriter’s Warrants	65,921	$2.38	August 8, 2028
	1,880,307

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

7. Preferred Stock

The Company has authorized 1,120,000 shares of preferred stock of which 1,000,000 has been designated Series A Preferred Stock and 120,000 has been designated Series Seed Preferred Stock, of which 0 shares of Series A Preferred Stock and 0 shares of Series Seed Preferred Stock are issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.

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

8. Stock Options and Awards

The following is a summary of stock option activity for the periods ended June 30, 2024 and December 31, 2023:

Weighted
Avg.
	Number of	Remaining Contractual Life	Weighted Avg. Exercise	Aggregate Intrinsic
	Options	(in years)	Price	Value
Outstanding as of January 1, 2023	1,319,394	6.69	$6.94	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Cancelled/Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2023	1,319,394	5.69	$6.94	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Cancelled/Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding as of June 30, 2024	1,319,394	5.20	$6.94	$—
Vested and Exercisable as of June 30, 2024	1,319,394	5.20	$6.94	$—

Stock-based compensation expense is classified in the Company’s statements of operations as general and administrative expense. Compensation expense totaled $227,000 and $0 for the six months ended June 30, 2024 and 2023, respectively (See Note 9). As of June 30, 2024, there was no unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plans.

9. Share Liability

As of June 30, 2024, the Company had not issued (i) 100,000 shares of its common stock pursuant to a hiring grant of an executive officer, representing stock compensation expense of $227,000 in the six months ended June 30, 2024 and (ii) 10,145 shares of its common stock pursuant to an agreement for marketing services representing $30,131 in advertising expense for the three and six months ended June 30, 2024, due to administrative delays. These shares are classified as share liabilities as they have been authorized but not yet issued as of the reporting date.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the warrant liabilities during the periods ended June 30, 2024 and December 31, 2023.

	Level 1	Level 2	Level 3
Warrant liabilities as of January 1, 2023	$—	$—	$2,234,384
Addition	—	—	2,446,502
Changes in fair value of warrant liabilities	—	—	(844,854)
Reclassify to equity	—	—	(3,827,807)
Warrant liabilities as of December 31, 2023	—	—	8,225
Changes in fair value of warrant liabilities	—	—	9,284
Warrant liabilities as of March 31, 2024	—	—	17,509
Changes in fair value of warrant liabilities	—	—	(7,576)
Warrant liabilities as of June 30, 2024	$—	$—	$9,933

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

The Company identified derivative instruments arising from the conversion shares from convertible notes in Note 4 as of December 31, 2023.

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

There was no derivative liability activity for the three and six months ended June 30, 2024.

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

Settlement Agreements

On June 28, 2024, the Company issued 90,032 shares of common stock to various pre-IPO Series A Preferred Stock shareholders to settle certain claims. The Company recorded the fair value of the settlements totaling $286,458 as other expense in the Condensed Statements of Operations (See Note 6).

Furthermore, the Company authorized the issuance of 104,378 shares of its common stock to settle remaining claims with pre-IPO Series A Preferred Stock shareholders classified as $290,171 of other expense for the three and six months ended June 30, 2024 in the Condensed Statements of Operations and accrued expenses in the Condensed Balance Sheets as of June 30, 2024. These common shares have not yet been issued as of the reporting date as the Company awaits execution of the settlement agreements by the counterparties.

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

On April 10, 2024, the employment of the Company’s Chief Operating Officer was terminated. Pursuant to the employment agreement, the Company will (i) make salary continuation payments based on an annual salary of $275,000 through October 10, 2024, (ii) provide health care coverage through October 10, 2025, (iii) issue 25,832 shares of common stock at a fair value of $78,788 and (iv) make a $41,980 one-time payment in lieu of the exercise of 13,764 stock options that expired on January 2, 2024.

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

13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed financial statements.

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

Since our inception, we have incurred significant operating losses. Our net loss was $2,917,710 and $2,235,614 for the three months ended June 30, 2024 and 2023, respectively, and $5,038,361 and $4,409,022 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $5,258,382. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim device and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

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

Costs of goods sold consist of costs paid for the IB-Stim device to our contract manufacturer along with periodic inventory adjustments and expired inventory write-offs. Expired inventory expense is related to our FDA clearance for our device in the treatment of functional abdominal pain associated with IBS in children. Specifically, a certain component of our IB-Stim device is cleared for a two-year period after the date the device is manufactured, and if the device is not sold in such period, we must take the device out of inventory and write it off. We had no expired inventory for the three and six months ended June 30, 2024 and 2023. Expired inventory has not been material to our results. We have a fixed-price contract with the manufacturer of our IB-Stim device to produce the device. We expect production costs to remain relatively constant and only nominal inventory expirations in the foreseeable future.

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

Results of Operations

The following table presents our statements of operations for the three and six months ended June 30, 2024 and 2023, respectively:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$611,500	$646,021	$1,258,135	$1,451,131
Cost of goods sold	73,458	67,813	148,539	163,713
Gross profit	538,042	578,208	1,109,596	1,287,418
Selling expenses	62,274	78,791	142,304	186,723
Research and development	54,312	109,789	59,882	126,586
General and administrative	2,628,288	1,507,169	4,946,362	2,987,923
Operating loss	(2,206,832)	(1,117,541)	(4,038,952)	(2,013,814)
Other (expense) income:
Financing charges	-	-	(230,824)	(2,772)
Interest expense	(80,697)	(194,690)	(107,257)	(356,378)
Change in fair value of warrant liability	7,576	(36,050)	(1,708)	198,757
Change in fair value of derivative financial instruments	-	860	-	192,157
Amortization of debt discount and issuance costs	(63,817)	(887,937)	(85,500)	(3,550,592)
Extinguishment of debt liabilities	-	-	-	1,129,498
Other income	2,961	2	2,961	1,552
Other expense	(576,901)	(258)	(577,081)	(7,430)
Total other expense, net	(710,878)	(1,118,073)	(999,409)	(2,395,208)
Net loss	$(2,917,710)	$(2,235,614)	$(5,038,361)	$(4,409,022)

Net Sales

Net sales decreased $34,521, or 5.3%, from $646,021 for the three months ended June 30, 2023, to $611,500 for the three months ended June 30, 2024. Net sales decreased $192,996, or 13.3%, from $1,451,131 for the six months ended June 30, 2023, to $1,258,135 for the six months ended June 30, 2024. The decreases were primarily due to (i) management’s focus on gaining further insurance coverage for our products and capital funding and (ii) fewer shipments to certain customers as they transition to the insurance reimbursement process which requires alignment with physician protocols, billing and coding, partially offset by growth in our financial assistance programs that provide discounts to patients without insurance coverage.

Gross Profit and Gross Margin

Gross profit decreased $40,166, or 6.9%, from $578,208 for the three months ended June 30, 2023, to $538,042 for the three months ended June 30, 2024; gross margin was 88.0% and 89.5% for the three months ended June 30, 2024 and 2023, respectively. Gross profit decreased $177,822, or 13.8%, from $1,287,418 for the six months ended June 30, 2023, to $1,109,596 for the six months ended June 30, 2024; gross margin was 88.2% and 88.7% for the six months ended June 30, 2024 and 2023, respectively. The decreases were due to (i) lower sales volume to certain customers as they transition through the full reimbursement insurance process and (ii) lower gross margin due to growth in our financial assistance programs that are discounted to patients without insurance coverage.

Selling Expenses

Selling expenses decreased $16,517, or 21.0%, from $78,791 for the three months ended June 30, 2023, to $62,274 for the three months ended June 30, 2024. Selling expenses decreased $44,419, or 23.8%, from $186,723 for the six months ended in the six months ended June 30, 2023, to $142,304 for the six months ended June 30, 2024. The decreases were due to lower sales volume.

Research and Development

Research and development expenses decreased $55,477, or 50.5%, from $109,789 for the three months ended June 30, 2023, to $54,312 for the three months ended June 30, 2024. Research and development expenses decreased $66,704, or 52.7%, from $126,586 for the six months ended June 30, 2023 to $59,882 for the six months ended June 30, 2024. The decreases were due to more patient trials conducted in 2023 as the company prepared for more FDA submissions.

General and Administrative

General and administrative expenses increased $1,121,119, or 74.4%, from $1,507,169 for the three months ended June 30, 2023, to $2,628,288 for the three months ended June 30, 2024 primarily due to (i) higher legal, insurance, investor relation and board of director costs as a publicly held entity that the Company did not incur prior to its IPO, (ii) incremental headcount to build out the market access, sales and finance teams including recruiting costs, (iii) a severance charge related to the Company’s prior Chief Operating Officer, (iv) one-time non-cash advisory costs of $105,600, (v) expenses related to the introduction of an annual short-term incentive bonus program, and (vi) higher advertising costs in order to expand market awareness.

General and administrative expenses increased $1,958,439, or 65.5%, from $2,987,923 for the six months ended June 30, 2023, to $4,946,362 for the six months ended June 30, 2024 primarily due to (i) higher legal, insurance, investor relation and board of director costs as a publicly held entity that the Company did not incur prior to its IPO, (ii) incremental headcount to build out the market access, sales and finance teams including recruiting costs, (iii) a severance charge related to the Company’s prior Chief Operating Officer, (iv) one-time non-cash advisory costs of $155,600, (v) a one-time non-cash stock compensation charge of $227,000 for a hiring grant of stock, (vi) expenses related to the introduction of an annual short-term incentive bonus program, and (vii) higher advertising costs in order to expand market awareness.

Operating Loss

Our operating loss increased $1,089,291, or 97.5%, from $1,117,541 for the three months ended June 30, 2023, to $2,206,832 for the three months ended June 30, 2024. Our operating loss increased $2,025,138, or 100.6%, from $2,013,814 for the six months ended June 30, 2023, to $4,038,952 for the six months ended June 30, 2024. The increases were primarily due to lower sales volume, lower gross margin as the Company’s discounted financial assistance program grows and higher general and administrative expenses.

Other (Expense) Income, Net

Other expense decreased $407,195, or 36.4%, from $1,118,073 for the three months ended June 30, 2023, to $710,878 for the three months ended June 30, 2024 primarily due to (i) the full conversion of the convertible notes upon the IPO on August 9, 2023, that eliminated any further debt discount, issuance cost and fair value derivative valuation net charges and (ii) lower interest expense and issuance cost amortization from a lower debt burden, partially offset the settlement of certain claims of pre-IPO Series A Preferred Stock shareholders.

Other expense decreased $1,395,799, or 58.3%, from $2,395,208 for the six months ended June 30, 2023, to $999,409 for the six months ended June 30, 2024 primarily due to (i) the full conversion of the convertible notes upon the IPO on August 9, 2023, that eliminated any further debt discount, issuance cost, debt extinguishment and fair value derivative valuation net charges and (ii) lower interest expense and issuance cost amortization from a lower debt burden, partially offset by finance charges incurred to settle a 2023 convertible note dispute and other expense to settle certain claims of pre-IPO Series A Preferred Stock shareholders.

Net Loss

Our net loss increased $682,096, or 30.5%, from $2,235,614 for the three months ended June 30, 2023, to $2,917,710 for the three months ended June 30, 2024. Our net loss increased $629,339, or 14.3%, from $4,409,022 for the six months ended June 30, 2023, to $5,038,361 for the six months ended June 30, 2024. The increases were primarily due to (i) higher general and administrative expenses and (ii) the settlements of a 2023 convertible note dispute and certain pre-IPO Series A Preferred Stock shareholders claims, partially offset by the elimination of debt discount, issuance costs, debt extinguishment and derivative fair valuation net charges.

Liquidity and Capital Resources

We had cash on hand of $1,765,274 and $51,440 as June 30, 2024 and 2023, respectively. We maintained a working capital deficit of $5,482,316 and $1,643,058 as of June 30, 2024 and December 31, 2023, respectively. The decrease in working capital was primarily due to the issuance of $4,935,000 of convertible notes during the six months ended June 30, 2024, net of cash on hand as of June 30, 2024.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of June 30, 2024, we had a stockholders’ deficit of $5,258,382 and short-term borrowings of $4,767,335, net of financing fees.

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

The following table summarizes our cash flow from operating, investing and financing activities for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(2,947,295)	$(1,248,137)
Net cash used in investing activities	(23,408)	(13,067)
Net cash provided by financing activities	4,657,417	1,058,945
Net increase (decrease) in cash and cash equivalents	1,686,714	(202,259)
Cash and cash equivalents at beginning of period	78,560	253,699
Cash and cash equivalents at end of period	$1,765,274	$51,440

Operating Activities – Net cash used in operating activities increased $1,699,158, or 136.1% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to lower sales volume, higher general and administrative expenses and payments of past due vendors.

Investing Activities – Net cash used in investing activities increased $10,341, or 79.1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to purchases of equipment.

Financing Activities – Net cash provided by financing activities increased $3,598,472, or 339.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to proceeds from the issuance of convertible notes whereas the proceeds from convertible notes issued during the six months ended June 30, 2023 were used to repay previously issued notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Application of U.S. GAAP and Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our (i) controls over the application of U.S. GAAP based on guidance and interpretations issued by the Financial Accounting Standards Board through the Accounting Standards Codification and Accounting Standards Updates and (ii) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our U.S. GAAP reporting and disclosure controls and procedures were not effective in ensuring that information required to be reported under U.S. GAAP and disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (i) a lack of segregation of duties since we have a limited administrative staff, (ii) a lack of internal controls structure review and (iii) a restatement of our unaudited financial statements as of and for the three and nine month periods ended September 30, 2023. As a result of these constraints, we had material weaknesses in our internal control over financing reporting as of June 30, 2024.

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

Remediation Plan

We are starting the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, the Company has undertaken various actions, and will take additional actions, such as remediating the material weaknesses described above, implementing additional internal controls and procedures and hiring internal audit staff or financial consultants. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting, the material weakness identified will not be considered remediated until the controls operate for a sufficient period of time, and we cannot provide assurance that the measures we have taken to date, or any measures we may take in the future will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On April 11, 2024, the Company issued 53,063 shares of common stock to Leonite Fund I, LP to settle a 2023 convertible note dispute.

On May 21, 2024, the Company entered into three convertible promissory notes with related institutional accredited investors for an additional amount of $3,000,000. The notes bear an interest rate of 8.5% per annum, which shall be payable quarterly by the Company in cash or in shares of the Common Stock at the conversion price of $2.38 per share. The maturity date of the Notes shall be on the earlier of (i) June 21, 2025, (ii) upon written demand of the investors occurring on or after March 21, 2025 in the event that the Series B Preferred Shares have not been duly authorized on or before such date, or (iii) immediately upon the occurrence of an event of default. Certain provisions to the SPA and Certificate of Designation previously issued on February 12, 2024 changed, including (i) the number of shares of preferred stock to be designated as Series B Preferred Stock was increased from 1,500,000 to 5,000,000, (ii) the stated value of the Series B Preferred Stock was changed from $1.00 to $2.38 per share, (iii) the right to receive dividends will expire automatically on June 30, 2025, (iv) the liquidation rights will automatically expire on June 30, 2025, and (iv) the number of shares of the common stock that a holder of Series B preferred stock is entitled to receive shall not exceed the maximum percentage chosen by the holder, which is initially set at between 4.99% and 19.99% until shareholder approval is obtained, of the number of outstanding shares of the common stock at the time of the conversion of the Series B preferred stock shares. The maturity date shall be on the earlier of (i) June 21, 2025, (ii) upon written demand occurring on or after March 21, 2025 in the event that the Series B preferred shares have not been duly authorized on or before such date, or (iii) immediately upon the occurrence of an event of default. Automatic conversion into shares of Series B preferred stock (at a conversion price of $2.38 per share) will occur following the date of shareholder approval. In the event the Company fails to obtain shareholder approval before August 15, 2024, rights exist to convert the outstanding amount into shares of the common stock, at a price per share of $2.38.

On June 28, 2024 the Company issued 90,032 shares of common stock to pre-IPO Series A Preferred Shareholders to settle certain claims.

On June 28, 2024, the Company issued 33,454 shares of common stock to holders of the Amended 2024 Convertible Promissory Notes in lieu of cash payments for interest through June 30, 2024.

On June 28, 2024, the Company issued 24,343 shares of common stock to its Board of Directors for their services from the Company’s IPO on August 9, 2023 through March 31, 2024.

On June 28, 2024, the Company issued 25,832 shares of common stock to its previous Chief Operating Officer in accordance with a severance agreement executed on April 10, 2024.

On June 28, 2024, the Company issued 20,000 shares of common stock to it previous CFO for services provided during the IPO.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder, or Securities Act Rule 701 for the offer and sale of securities not involving a public offering.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on May 28, 2024)
10.2	Form of Convertible Promissory Note (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on May 28, 2024)
10.3	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 to current report on Form 8-K, furnished to the SEC on May 28, 2024)
10.4

Form of Unrestricted Stock Award Agreement by and between Neuraxis, Inc. and Grantees dated on July 1, 2024 (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on July 5, 2024)

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

NEURAXIS, INC.
Date: August 9, 2024
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	/s/ Timothy Henrichs
Timothy Henrichs
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

