Form 10-Q
period 2024-09-30
Neuraxis, INC
filed 2024-11-12
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2024 was 6,980,227 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

NeurAxis, Inc.

Condensed Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$260,885	$78,560
Accounts receivable, net	52,594	73,167
Inventories, net	22,458	21,220
Prepaids and other current assets	295,905	69,663
Total current assets	631,842	242,610

Property and Equipment, at cost:	464,402	436,626
Less - accumulated depreciation	(370,189)	(348,074)
Property and equipment, net	94,213	88,552

Other Assets:
Operating lease right of use asset, net	297,842	70,263
Intangible assets, net	99,209	108,073
Security Deposit	20,163	—
Total Assets	$1,143,269	$509,498

Liabilities

Current Liabilities:
Accounts payable	$962,106	$1,204,219
Accrued expenses	1,169,774	401,088
Current portion of operating lease payable	56,387	49,127
Notes payable	147,688	148,062
Customer deposits	84,512	74,947
Share liability	227,000	—
Warrant liabilities	16,659	8,225
Total current liabilities	2,664,126	1,885,668

Non-current Liabilities:
Operating lease payable, net of current portion	273,075	27,071
Total non-current liabilities	273,075	27,071

Total liabilities	2,937,201	1,912,739

Commitments and contingencies (see note 12)	—	—

Stockholders’ Deficit
Convertible Series A Preferred stock, $0.001 par value; 0 and 1,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Convertible Series Seed Preferred stock, $0.001 par value; 0 and 120,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Convertible Series B Preferred stock, $0.01 par value; 4,000,000 shares authorized, 2,073,524 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,074	—

Common stock, $0.001 par value; 100,000,000 shares authorized; 6,980,227 and 6,508,897 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	6,980	6,509
Additional paid in capital	53,548,720	47,148,361
Accumulated deficit	(55,351,706)	(48,558,111)

Total Stockholders’ Deficit	(1,793,932)	(1,403,241)

Total Liabilities and Stockholders’ Deficit	$1,143,269	$509,498

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Net Sales	$666,625	$477,460	$1,924,760	$1,928,590
Cost of Goods Sold	97,050	67,287	256,949	231,000

Gross Profit	569,575	410,173	1,667,811	1,697,590

Selling Expenses	95,430	64,210	226,374	250,933
Research and Development	72,422	44,950	132,304	171,536
General and Administrative	2,052,996	3,323,352	6,999,358	6,316,411

Operating Loss	(1,651,273)	(3,022,339)	(5,690,225)	(5,041,290)

Other (Expense) Income:
Financing charges	—	—	(230,824)	(2,772)
Interest expense	(64,676)	(102,628)	(171,934)	(453,869)
Interest income	—	2,103	—	2,103
Change in fair value of warrant liability	(6,726)	592,853	(8,434)	791,610
Change in fair value of derivative financial instruments	—	6,394	—	198,551
Amortization of debt discount and issuance cost	(40,888)	(1,331,030)	(126,387)	(4,881,622)
Extinguishment of debt liabilities	—	(4,779,069)	—	(3,649,571)
Other income	17,072	9,931	20,032	11,483
Other expense	(8,743)	(1,578)	(585,824)	(9,008)
Total other (expense) income, net	(103,961)	(5,603,024)	(1,103,371)	(7,993,095)

Net Loss	$(1,755,234)	$(8,625,363)	$(6,793,596)	$(13,034,385)

Per-Share Data
Basic and diluted loss per share	$(0.25)	$(2.38)	$(1.01)	$(5.11)

Weighted Average Common Shares Outstanding
Basic and diluted	7,172,229	3,625,519	6,800,810	2,552,007

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Stockholders’ Deficit (Unaudited)

	For the Three and Nine Months Ended September 30, 2023
	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(33,931,428)	$(5,573,613)

Net loss	—	—	—	—	—	—	—	(2,173,408)	(2,173,408)

Balance at March 31, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(36,104,836)	$(7,747,021)

Net loss	—	—	—	—	—	—	—	(2,235,614)	(2,235,614)

Balance at June 30, 2023	506,637	$507	115,477	$115	1,963,322	$1,963	$28,355,230	$(38,340,450)	$(9,982,635)

Common stock issued upon initial public offering, net	—	—	—	—	1,098,667	1,099	4,859,622	—	4,860,721

Common stock issued upon preferred stock conversion	(506,637)	(507)	(115,477)	(115)	167,986	168	(622)	—	(1,076)

Common stock issued upon debt conversion	—	—	—	—	1,494,359	1,494	8,964,765	—	8,966,259

Common stock issued from agreements	—	—	—	—	425,000	425	(425)	—	—

Change in fair value of warrant liability upon initial public offering	—	—	—	—	—	—	3,721,007	—	3,721,007

Net loss	—	—	—	—	—	—	—	(8,625,363)	(8,625,363)

Balances at September 30, 2023	—	$—	—	$—	5,149,334	$5,149	$45,899,577	$(46,965,813)	$(1,061,087)

NeurAxis, Inc.

Condensed Statements of Stockholders’ Deficit (Unaudited)

	For the Three and Nine Months Ended September 30, 2024
	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	—	$—	—	$—	—	$—	6,508,897	$6,509	47,148,361	$(48,558,111)	$(1,403,241)

Warrants exercised	—	—	—	—	—	—	11,000	11	26,169	—	26,180

Additional paid in capital from warrants issued under consulting agreement	—	—	—	—	—	—	—	—	15,543	—	15,543

Additional paid in capital from warrants issued as debt discount	—	—	—	—	—	—	—	—	97,465	—	97,465

Common stock issued from agreements	—	—	—	—	—	—	75,000	75	200,175	—	200,250

Net loss	—	—	—	—	—	—	—	—	—	(2,120,651)	(2,120,651)

Balance at March 31, 2024	—	$—	—	$—	—	$—	6,594,897	$6,595	$47,487,713	$(50,678,762)	$(3,184,454)

Additional paid in capital from warrants issued under consulting agreement	—	—	—	—	—	—	—	—	44,853	—	44,853

Common stock issued from agreements	—	—	—	—	—	—	246,724	247	798,682	—	798,929

Net loss	—	—	—	—	—	—	—	—	—	(2,917,710)	(2,917,710)

Balances at June 30, 2024	—	$—	—	$—	—	$—	6,841,621	$6,842	$48,331,248	$(53,596,472)	$(5,258,382)

Additional paid in capital from warrants issued under consulting agreement	—	—	—	—	—	—	—	—	65,426	—	65,426

Common stock issued from agreements	—	—	—	—	—	—	138,606	138	384,694	—	384,832

Debt discount on mandatory conversion of convertible promissory notes to Series B preferred shares	—	—	—	—	—	—	—	—	(165,577)	—	(165,577)

Conversion of convertible promissory note to Series B Preferred Stock	—	—	—	—	2,073,524	2,074	—	—	4,932,929	—	4,935,003

Net loss	—	—	—	—	—	—	—	—	—	(1,755,234)	(1,755,234)

Balances at September 30, 2024	—	$—	—	$—	2,073,524	$2,074	6,980,227	$6,980	$53,548,720	$(55,351,706)	$(1,793,932)

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(6,793,596)	$(13,034,385)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and issuance cost	126,387	4,881,622
Depreciation and amortization	30,980	30,290
Provisions for losses on accounts receivable	23,156	6,380
Provision for losses on inventory	2,030	—
Non-cash lease expense	29,098	23,339
Non-cash interest expense	—	260,777
Stock-based compensation	227,000	—
Extinguishment of derivative liability	—	3,649,571
Issuance of common stock for non-cash consideration	1,103,124	2,550,000
Fair value of warrants issued for non-cash consideration	125,824	—
Finance charges	230,824	2,772
Change in fair value of derivative liabilities	—	(198,551)
Change in fair value of warrant liabilities	8,434	(791,610)
Changes in operating assets and liabilities:
Accounts receivable	(2,583)	35,637
Inventory	(3,268)	13,603
Prepaids and other current assets	19,767	(37,967)
Accounts payable	(242,112)	(1,025,467)
Accrued expenses	768,686	(415,181)
Customer deposits	9,565	9,798
Operating lease liability	(3,413)	(25,047)
Net cash used by operating activities	(4,340,097)	(4,064,419)

Cash Flows from Investing Activities
Additions to property and equipment	(27,776)	(14,741)
Additions to intangible assets	—	(41,000)
Net cash used by investing activities	(27,776)	(55,741)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	5,464,642
Offering costs in advance of sale of common stock	—	(2,417,185)
Proceeds from exercised warrants	26,180	—
Principal payments on notes payable	(216,482)	(3,487,578)
Proceeds from notes payable	—	159,831
Proceeds from convertible notes, net of fees	4,740,500	4,908,000
Net cash provided by financing activities	4,550,198	4,627,710

Net Increase in Cash and Cash Equivalents	182,325	507,550

Cash and Cash Equivalents at Beginning of Period	78,560	253,699

Cash and Cash Equivalents at End of Period	$260,885	$761,249

Supplemental Disclosure of Operating Activities
Cash paid for interest	$30,756	$192,015
Cash paid for income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Recognition of right of use asset	$284,339	$—
Conversion of convertible promissory notes to Series B preferred stock	4,935,000	—
Fair value of warrant liabilities from convertible notes	—	2,446,502
Fair value of derivative liabilities of conversion feature from convertible notes	—	2,375,378
Fair value of warrants from debt discount in convertible notes classified as additional paid in capital	97,465	—
Write-off of debt discount on convertible notes classified as additional paid in capital	165,777	—
Issuance of note payable to financing company for insurance premiums	216,110	—

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

As part of the conversion to a Delaware corporation, the total number of shares of all classes of stock which the Corporation had authority to issue was (1) 100,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”) and (ii) 1,120,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”), 1,000,000 of which was designated as “Series A Preferred Stock” and 120,000 of which was designated as “Series Seed Preferred Stock” with the rights, preferences, powers, privileges and restrictions, qualifications and limitations set forth in this Article IV of the Delaware Certificate of Incorporation. All share amounts have been retroactively restated to give effect to these changes.

On August 9, 2023, the Company consummated an initial public offering (“IPO”), conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of $6,592,002. Net proceeds to the Company, after deducting underwriting discounts and commissions, 2022 deferred offering costs totaling $736,736 and offering expenses paid by the Company, were $4,110,721. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended, declared effective by the SEC on August 9, 2023. Alexander Capital L.P. (“Alexander”) acted as sole book-running manager for the offering and Spartan Capital Securities, LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 164,801 shares of common stock. The Company paid the underwriters an underwriting discount of seven percent (7%) of the amount raised in the offering. In addition, we also paid the underwriters a non-accountable expense allowance in the amount of 1% (such 8% in commissions and fees amounted to a total of $527,000) at closing, as well as $175,000 for the reimbursement of certain of the underwriters’ expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued Alexander unregistered warrants to purchase an aggregate of 65,921 shares of Company common stock, representing 6.0% of the aggregate shares sold in the offering. The warrants have an initial exercise price of $7.20 per share (equal to 120% of the offering price per share), have a term of five years from the commencement of sales in the offering, and are exercisable at any time.

On August 15, 2024, the Company’s shareholders (i) authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value “Series B Preferred Stock” with 2,073,524 shares issued and outstanding as of September 30, 2024, (ii) retired 1,000,000 shares of Series A Preferred Stock and (iii) retired 120,000 shares of Series Seed Preferred Stock.

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

The Company’s Level 1 accounts include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on September 30, 2024 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 3 accounts include warrant liabilities. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. The valuation techniques involve management’s estimates and judgment based on unobservable inputs. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

There were no transfers between any of the levels during the periods ended September 30, 2024 and December 31, 2023. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to nonrecurring fair value measurements. As of September 30, 2024 and December 31, 2023, the Company had no assets that were measured on a nonrecurring basis.

Basic and Diluted Net Income (Loss) per Share

Earnings or loss per share (“EPS”) is computed by dividing net income (loss), by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income (loss) by the weighted average of all potentially dilutive shares of common stock that were outstanding during the periods presented.

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for September 30, 2024 and 2023 presented in these financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following potentially dilutive common stock equivalents at September 30, 2024 and 2023:

	2024	2023

Options	1,319,394	1,319,394
Pre-Funded Warrants for Common Stock	289,779	—
Warrants	1,613,217	1,788,012
Series B Preferred Stock	2,073,524	—
Totals	5,295,914	3,107,406

The following table presents the calculation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(1,755,234)	$(8,625,363)	$(6,793,596)	$(13,034,385)
Preferred stock dividends	(44,820)	-	(44,820)	-
	(1,800,054)	(8,625,363)	(6,838,416)	(13,034,385)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	7,172,229	3,625,519	6,800,810	2,552,007
Basic and diluted net loss per share	$(0.25)	$(2.38)	$(1.01)	$(5.11)

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

Company’s Performance Obligations with Customers:

Timing of Satisfaction

The Company typically satisfies its performance obligations as the goods are received at the customer’s destination.

Goods that are shipped to customers are typically shipped FOB destination with freight prepaid by the Company. As such, ownership of goods in transit transfer to the customer when received and the Company bears the associated risks (e.g., loss, damage, delay).

Shipping and handling costs are recorded as cost of goods sold in the Statement of Operations.

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

Going Concern

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of September 30, 2024, we had a stockholders’ deficit of $1,793,932 and short-term outstanding borrowings of $147,688. As of September 30, 2024, we had cash of $260,885 and a working capital deficit of $2,032,284.

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

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ initial balances were $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company provided an allowance for the entire balance of principal and interest as of December 31, 2019. The current allowance is $1,012,800 as of September 30, 2024. The current loan balances are as follows:

	Loan	Interest	Interest
	Receivable	Receivable	Income
September 30, 2024
Shareholder 1	$506,400	$89,124	$18,186
Shareholder 2	506,400	88,990	18,186
	1,012,800	178,114	36,372
Allowance for Collection Risk	(1,012,800)	(178,114)	(36,372)
Net Balance	$—	$—	$—

	Loan	Interest	Interest
	Receivable	Receivable	Income
December 31, 2023
Shareholder 1	$506,400	$70,938	$23,867
Shareholder 2	506,400	70,803	23,867
	1,012,800	141,741	47,734
Allowance for Collection Risk	(1,012,800)	(141,741)	(47,734)
Net Balance	$—	$—	$—

Mr. Bradley Mitch Watkins, Director, provided certain sales, marketing and commercialization consulting services to the Company prior to his appointment to the Board of Directors. For the nine months ended September 30, 2024 and 2023, the Company paid Mr. Watkins $0 and $10,000, respectively, for these services. No amounts were owed to Mr. Watkins as of September 30, 2024 and December 31, 2023, respectively, for these services.

The Company’s former Chief Financial Officer is contracted for services through a third-party public accounting firm. He is the firm’s managing partner and majority shareholder. The firm is engaged by the Company to provide accounting and tax services on a continuous basis. Fees paid for services were $148,106 and $304,158 for the nine months ended September 30, 2024 and 2023, respectively. The Company owed the firm for open invoices of $50,808 and $84,279 that are included in accounts payable as of September 30, 2024 and December 31, 2023, respectively.

4. Notes Payable

The Company borrowed $250,000 on December 16, 2021, from Channel Partners Capital. The note called for 65 weekly payments of $4,923 with the final payment scheduled for March 16, 2023. The note’s interest rate computes to a nominal rate of 40.9%. The principal outstanding as of January 1, 2022 was $244,048. The Company borrowed $122,000 on September 16, 2022, to bring the principal balance back to $250,000. After making scheduled payments, the Company borrowed $107,231 on May 24, 2023, to bring the principal balance back to $250,000. The terms of the note are the same as the previous note with the final payment made on August 22, 2024. The principal outstanding as of September 30, 2024 and December 31, 2023 was zero and $148,062, respectively. The Company believes that the advancement of additional funds is a minor modification to the terms of the existing loan since the difference in present value of the cash flows under the terms of the new loan is less than 10% of the present value of the remaining cash flows under the terms of the original loan. As a result, the modification was accounted for as a modification of debt.

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

The 2024 Original Convertible Promissory Notes bear interest at 8.5% per annum payable quarterly in either cash or common stock at the election of the Company. At any time following the date of shareholder approval to authorize the creation of Series B Preferred Stock prior to the maturity date, the investor may elect to convert all or part of the principal into the Company’s Series B Preferred Stock at a conversion price per share equal to $2.38. Without limiting the forgoing, all principal amounts outstanding on the maturity date will automatically convert into the Company’s Series B Preferred Stock. The Series B Preferred Stock is entitled to cumulative dividends at 8.5% per annum (whether or not declared) payable quarterly in either cash or common stock at the $2.38 conversion price at the election of the Company. Upon conversion to Series B Preferred Stock, the investor may elect, at its option at any time, to convert all or part of the Series B Preferred Stock plus accrued but unpaid dividends into an equivalent amount of common stock at the $2.38 conversion price. As of September 30, 2024, no investor has converted any portion of the Original 2024 Convertible Notes into Series B Preferred Stock as the shareholders have not yet authorized its issuance.

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

As of August 15, 2024, the Company received $4,935,000 of the principal amount of the Amended 2024 Convertible Notes with the remainder due in monthly installments through March of 2025. On August 15, 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B preferred stock. Pursuant to the Amended 2024 Convertible Promissory Notes, the outstanding principal balance of $4,935,000 was mandatorily converted into 2,073,524 Series B Preferred Shares at a conversion price of $2.38.

On August 9, 2024, the Company entered into a promissory note to finance the premiums on its annual directors and officers insurance policy, bearing interest at a rate of 7.40% per annum and maturing on June 9, 2025. The outstanding balance of $166,149 consisted of a $147,688 note payable and $18,461 in accounts payable on the condensed balance sheets as of September 30, 2024.

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

Accrued interest totaled $66,648 and $66,648 as of September 30, 2024 and December 31, 2023, respectively. Interest expense totaled $64,676 and $102,628 for the three months ended September 30, 2024 and 2023, respectively, and $171,934 and $453,869 for the nine months ended September 30, 2024 and 2023, respectively. Amortization of the debt discount on the Amended 2024 Convertible Notes totaled $40,888 and $126,387 for the three and nine months ended September 30, 2024, respectively. Upon mandatory conversion of the Amended 2024 Convertible Promissory Notes to Series B Preferred Stock, the Company wrote off the amortized debt discount of $165,577 to additional paid in capital included in stockholder’s deficit on the condensed balance sheet.

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

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases as of September 30, 2024 and December 31, 2023.

The Company has two leases primarily consisting of office space in Versailles and Carmel, Indiana. The lease in Versailles started January 1, 2022 and has a term of one year, with automatic one year renewal, unless 60 day notice of vacating is given, commencing on the execution hereof and continuing through December 31st of each year. The current monthly lease payment for this lease is $1,800 with a 4% per annum increase. The new lease in Carmel started January 1, 2024. The initial term is five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. As long as the Company is not in default, it is only obligated to pay an amount equal to 50% of the monthly base rent for months 1-10.

For the nine months ended September 30, 2024 and 2023, the Company recognized $74,314 and $35,678 of operating lease expense, including short-term lease expense and variable lease costs.

The following table presents information related to the Company’s operating leases:

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$297,842	$70,263

Other current liabilities	56,387	49,127
Operating lease liabilities	273,075	27,071
	$329,462	$76,198

Weighted-average remaining lease term (in years)	4.35	3.75
Weighted-average discount rate	15.0%	15.0%

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2024	$22,203
2025	105,130
2026	108,106
2027	86,856
2028	89,027
Thereafter	38,025
Total lease payments	449,347
Less: imputed interest	(119,885)
Total present value of lease payments	$329,462

6. Common Stock and Warrants

The Company authorized 100,000,000 shares of common stock, of which 6,980,227 and 6,508,897 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. In conjunction with 1,098,667 common shares issued upon the completion of the initial public offering on August 8, 2023, the Company also issued (i) 1,244,228 common shares upon conversion of 506,637 shares of Convertible Series A Preferred Stock and 115,477 shares of Convertible Series Seed Preferred Stock, (ii) 1,649,900 common shares upon conversion of convertible notes, (iii) 425,000 common shares as payment to vendors for services and (iv) 127,780 common shares upon the exercise of warrants.

On January 10, 2023, the Company’s board of directors authorized a 2-for-1 reverse stock split. All share information in these financial statements has been adjusted for this reverse stock split.

Common Stock Issuances

On January 2, 2024, the Company issued 75,000 shares of common stock with a fair value of $200,250 pursuant to a consulting agreement related to the Company’s transition to a public company. As the term of the consulting agreement covers the full fiscal year ending December 31, 2024, the Company expensed $50,062 and $100,125 in the three month and nine months ended September 30, 2024, respectively, with the remaining $50,063 recorded in prepaids and other current assets in the condensed balance sheets as of September 30, 2024.

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

On June 28, 2024, the Company issued 24,343 shares of common stock to its Board of Directors for their service from the Company’s IPO on August 9, 2023 through March 31, 2024. The fair value of the services was recorded as general and administrative expense in the condensed statements of operations totaling $39,452 from August 9, 2023 through December 31, 2023 and $28,219 during the nine months ended September 30, 2024.

On June 28, 2024, the Company issued 25,832 shares of common stock to its previous Chief Operating Officer in accordance with a severance agreement executed on April 10, 2024. The Company recorded the fair value of the severance provision totaling $78,788 as general and administrative expense in the condensed statements of operations.

On June 28, 2024, the Company issued 20,000 shares of common stock to it previous CFO for services provided during the IPO. The Company recorded the fair value of the services totaling $55,600 as general and administrative expense in the condensed statements of operations.

On August 22, 2024, the Company issued 25,601 shares of common stock to holders of the Amended 2024 Convertible Promissory Notes in lieu of $60,911 in cash payments for interest through August 22, 2024.

On August 28, 2024 the Company issued 102,860 shares of common stock to pre-IPO Series A Preferred Shareholders to settle certain claims. The Company recorded the fair value of the settlement totaling $293,791 as other expense in the condensed statements of operations.

On September 17, 2024, the Company issued 10,145 shares of common stock to a vendor pursuant to a marketing agreement. The Company recorded the fair value of services totaling $30,131 as general and administrative expense in the condensed statements of operations.

Warrant Issuances

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

From January to March of 2024, the Company issued 38,697 warrants to its private placement agent in conjunction with the 2024 Convertible Promissory Notes at an exercise price of $2.38 to purchase common stock. The Company recorded the fair value of the services totaling $74,278 as financing fees in the condensed balance sheets as of September 30, 2024.

From March to September of 2024, the Company issued 52,941 warrants pursuant to a capital markets advisory agreement at an exercise price of $2.38 to purchase common stock (See Note 12). The Company recorded the fair value of the advisory services totaling $125,824 as general and administrative expense in the condensed statements of operations.

The following is a summary of warrant activity for common stock during the periods ended September 30, 2024 and December 31, 2023:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of January 1, 2023	846,507	$5.06	4.72
Granted	813,928	5.81	4.38
Converted Prefunded Warrants	289,779	0.01	—
Exercised	(127,856)	2.38	—
Outstanding as of December 31, 2023	1,822,358	$4.69	3.05
Granted	91,638	$2.38	4.60
Exercised	(11,000)	2.38	—
Outstanding as of September 30, 2024	1,902,996	$2.38	2.81

The following is a summary of warrant activity for preferred stock during the year ended December 31, 2023:

	Number of	Weighted-Avg.
	Warrants for	Exercise
	Preferred Stock	Price
Outstanding as of January 1, 2023	144,890	$0.01
Granted	—	—
Cancelled/Expired	—	—
Exercised	(144,890)	(0.01)
Outstanding as of December 31, 2023	—	$—

There was no preferred stock warrant activity for the three and nine months ended September 30, 2024.

The following table summarizes the Company’s warrants outstanding and exercisable as of September 30, 2024:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Brian Hannasch W-01	12,852	$8.76	September 18, 2028
Masimo Corporation PSA-01	289,779	$0.01	None
2022 Convertible Notes	793,655	$2.38	Various
2023 Convertible Notes	537,949	$2.38	Various
Consulting Agreement Warrants	202,840	$2.38	Various
Underwriter’s Warrants	65,921	$2.38	August 8, 2028
	1,902,996

7. Preferred Stock

On August 15, 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B Preferred Stock with 2,073,524 shares issued and outstanding as of September 30, 2024. Series B Preferred Stock shareholders vote with Common Stock shareholders on an as-converted basis and not as a separate class. Cumulative dividends accrue at 8.5% per annum and are due and payable in either cash for common shares as the Company’s discretion on a quarterly basis through June 30, 2025. Series B Preferred Stock converts to common stock on a 1:1 basis, subject to adjustments for stock dividends, splits, combinations and similar events as well as unpaid dividends thereon, solely at the election of the holder at any time.

Prior to August 15, 2024 the Company had 1,000,000 and 120,000 shares authorized as Series A and Series Seed Preferred Stock, respectively, of which zero shares are issued and outstanding for both classes of preferred stock as of December 31, 2023, respectively. The Series A and Series Seed Preferred Stock (i) voted together with common stock on an as-converted basis, and not as separate classes and (ii) converted 1:1 to common stock at any time at option of holder, subject to adjustments for stock dividends, splits, combinations, and similar events. The Series A Preferred Stock carried an annual 8% cumulative dividend, payable upon any liquidation, dissolution or winding up of the Company. For any other dividends or distributions, the Series A Preferred Stock participated with common stock on an as-converted basis. The Company’s 1,000,000 shares of Series A Preferred Stock and 120,000 shares of Series Seed Preferred Stock were retired on August 15, 2024.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the Series B Preferred Stock shareholders maintain priority preference over all other classes of capital stock. A merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) and a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company will be treated as a liquidation event, thereby triggering payment of the liquidation preferences.

As of September 30, 2024 and December 31, 2023, there were no preferred stock dividends declared or paid. Series B Preferred Stock undeclared cumulative dividends totaled $44,820 and $0 as of September 30, 2024 and December 31, 2023, respectively.

8. Stock Options and Awards

The following is a summary of stock option activity for the periods ended September 30, 2024 and December 31, 2023:

Weighted
Avg.
	Number of	Remaining Contractual Life	Weighted Avg. Exercise	Aggregate Intrinsic
	Options	(in years)	Price	Value
Outstanding as of January 1, 2023	1,319,394	6.69	$6.94	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Cancelled/Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding as of December 31, 2023	1,319,394	5.69	$6.94	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Cancelled/Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding as of September 30, 2024	1,319,394	4.94	$6.94	$—
Vested and Exercisable as of September 30, 2024	1,319,394	4.94	$6.94	$—

Stock-based compensation expense is classified in the Company’s statements of operations as general and administrative expense. Compensation expense totaled $227,000 and $0 for the nine months ended September 30, 2024 and 2023, respectively (See Note 9). As of September 30, 2024, there was no unrecognized compensation expense related to unvested options granted under the Company’s share-based compensation plans.

9. Share Liability

As of September 30, 2024, the Company had not issued 100,000 shares of its common stock pursuant to a hiring grant of an executive officer, representing stock compensation expense of $227,000 in the nine months ended September 30, 2024 due to administrative delays. These shares are classified as share liabilities as they have been authorized but not yet issued as of the reporting date. On October 1, 2024, the Company amended the hiring grant and replaced the 100,000 unissued common shares with 100,000 restricted stock units that vest over three years.

10. Warrant Liabilities

Management evaluates all of the Company’s financial instruments and contracts, including issued warrants to purchase its Class A common stock and Series B Preferred Stock, to determine if such instruments are liabilities or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of these financial instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Company utilizes a Black-Scholes option-pricing model for warrants that have an option to convert at a variable number of shares to compute the fair value and to mark to market the fair value of the warrant at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included an expected remaining term of each warrant as of the valuation date, estimated volatility of 65.3%, and a risk-free rate of 3.6%.

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

Expected term: The Company’s remaining term is based on the remaining contractual maturity of the warrants.

The following are the changes in the warrant liabilities during the periods ended September 30, 2024 and December 31, 2023.

	Level 1	Level 2	Level 3
Warrant liabilities as of January 1, 2023	$—	$—	$2,234,384
Addition	—	—	2,446,502
Changes in fair value of warrant liabilities	—	—	(844,854)
Reclassify to equity	—	—	(3,827,807)
Warrant liabilities as of December 31, 2023	—	—	8,225
Changes in fair value of warrant liabilities	—	—	9,284
Warrant liabilities as of March 31, 2024	—	—	17,509
Changes in fair value of warrant liabilities	—	—	(7,576)
Warrant liabilities as of June 30, 2024	—	—	9,933
Changes in fair value of warrant liabilities	—	—	6,726
Warrant liabilities as of September 30, 2024	$—	$—	$16,659

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

The Company utilizes a Monte Carlo simulation model for commitment shares that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price of $9.20 per share, an expected remaining term of each warrant as of the valuation date, estimated volatility of 80.0%, drift, and a risk-free rate ranging from 3.5% to 5.5%.

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

There was no derivative liability activity for the three and nine months ended September 30, 2024.

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

Settlement Agreements

The Company issued 102,860 and 192,892 shares of common stock for the three and nine months ended September 30, 2024, respectively, to various pre-IPO Series A Preferred Stock shareholders to settle certain claims. The Company recorded the fair value of the settlements totaling $293,791 and $580,249 for the three and nine months ended September 30, 2024, respectively, as other expense in the Condensed Statements of Operations (See Note 6).

Furthermore, the Company authorized the issuance of 1,518 shares of its common stock to settle remaining claims with pre-IPO Series A Preferred Stock shareholders classified as $0 and $4,220 of other expense for the three and nine months ended September 30, 2024, respectively, in the Condensed Statements of Operations and accrued expenses in the Condensed Balance Sheets as of September 30, 2024. These common shares have not yet been issued as of the reporting date as the Company awaits execution of the settlement agreements by the counterparties.

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

13. Subsequent Events

On October 1, 2024, the Company granted 481,312 restricted stock units to certain employees with a three-year vesting period pursuant to the Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan, including an amendment to a hiring grant that replaced 100,000 unissued common shares with 100,000 restricted stock units included herein (see Note 9).

On October 15, 2024, the Company received $145,000 in exchange for 60,924 shares of Series B Preferred Stock.

On November 9, 2024, the Company entered into a $5,000,000 investment agreement with a reputable life sciences fund at terms identical to the Series B Preferred Stock Shareholders, including the extension of the expiration date of the cumulative dividends from June 30, 2025 to December 31, 2026, that replaced a $3,200,000 reduction in committed funding from an existing investor. The transaction is expected to close mid-November.

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes appearing in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Form 10-K for the period ended December 31, 2023 (the “2023 Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception, we have incurred significant operating losses. Our net loss was $1,755,234 and $8,625,363 for the three months ended September 30, 2024 and 2023, respectively, and $6,793,596 and $13,034,385 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1,793,932. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim device and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

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

Gross Profit and Gross Margin

Our management uses gross profit and gross margin to evaluate the efficiency of operations and as a key component to determining the effectiveness and allocation of resources. We calculate gross profit as net sales less cost of goods sold, and gross margin as gross profit divided by net sales. Our gross margin has been and will continue to be affected by a variety of factors, primarily the average selling price of our IB-Stim device, production volume, order flows, change in mix of customers, third-party manufacturing costs related to components of our IB-Stim device, and cost-reduction strategies. We expect our gross profit to increase for the foreseeable future as our net sales grows, both through broader insurer acceptance of our IB-Stim device in the near term and approval of our technology for the treatment of other indications over the longer term. Our gross margin may fluctuate from quarter to quarter due to changes in average selling prices, particularly as we introduce enhancements to our IB-Stim device and new products to address other indications, and as we adopt new manufacturing processes and technologies.

Expenses

We have four categories of expenses: cost of goods sold, selling, research and development, and general and administrative.

Costs of goods sold consist of costs paid for the IB-Stim device to our contract manufacturer along with shipping and handling costs and expired inventory charges. Expired inventory expense is related to our FDA clearance for our device in the treatment of functional abdominal pain associated with IBS in children. Specifically, a certain component of our IB-Stim device is cleared for a two-year period after the date the device is manufactured, and if the device is not sold in such period, we must take the device out of inventory and write it off. We had no expired inventory for the three and nine months ended September 30, 2024 and 2023. Expired inventory has not been material to our results. We have a fixed-price contract with the manufacturer of our IB-Stim device to produce the device. We expect production costs to remain relatively constant and only nominal inventory expirations in the foreseeable future.

Our core selling expenses primarily consist of commissions.

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

Results of Operations

The following table presents our statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales	$666,625	$477,460	$1,924,760	$1,928,590
Cost of goods sold	97,050	67,287	256,949	231,000
Gross profit	569,575	410,173	1,667,811	1,697,590
Selling expenses	95,430	64,210	226,374	250,933
Research and development	72,422	44,950	132,304	171,536
General and administrative	2,052,996	3,323,352	6,999,358	6,316,411
Operating loss	(1,651,273)	(3,022,339)	(5,690,225)	(5,041,290)
Other (expense) income:
Financing charges	-	-	(230,824)	(2,772)
Interest expense, net	(64,676)	(100,525)	(171,934)	(451,766)
Change in fair value of warrant liability	(6,726)	592,853	(8,434)	791,610
Change in fair value of derivative financial instruments	-	6,394	-	198,551
Amortization of debt discount and issuance costs	(40,888)	(1,331,030)	(126,387)	(4,881,622)
Extinguishment of debt liabilities	-	(4,779,069)	-	(3,649,571)
Other income	17,072	9,931	20,032	11,483
Other expense	(8,743)	(1,578)	(585,824)	(9,008)
Total other (expense) income, net	(103,961)	(5,603,024)	(1,103,371)	(7,993,095)
Net loss	$(1,755,234)	$(8,625,363)	$(6,793,596)	$(13,034,385)

Net Sales

Net sales increased $189,165, or 39.6%, from $477,460 for the three months ended September 30, 2023, to $666,625 for the three months ended September 30, 2024. Net sales decreased $3,830, or 0.2%, from $1,928,590 for the nine months ended September 30, 2023, to $1,924,760 for the nine months ended September 30, 2024. The increase for the three months ended September 30, 2024 was primarily due to volume growth from new and existing full insurance reimbursement customers as well as growth in our financial assistance programs that provide discounts to patients without insurance coverage.

Gross Profit and Gross Margin

Gross profit increased $159,402, or 38.9%, from $410,173 for the three months ended September 30, 2023, to $569,575 for the three months ended September 30, 2024 due to higher sales volume. Despite the increase in sales volume, the decrease in gross margin from 85.9% for the three months ended September 30, 2023 to 85.4% for the three months ended September 30, 2024 was due to higher growth in the Company’s financial assistance programs that are discounted to patients without insurance coverage compared to the Company’s undiscounted full reimbursement customers. Gross profit decreased $29,779, or 1.8%, from $1,697,590 for the nine months ended September 30, 2023, to $1,667,811 for the nine months ended September 30, 2024 due to gross margin. The decrease in gross margin from 88.0% for the nine months ended September 30, 2023 to 86.7% for the nine months ended September, 2024 was due to growth in our financial assistance programs that are discounted to patients without insurance coverage despite higher sales volume.

Selling Expenses

Selling expenses increased $31,220, or 48.6%, from $64,210 for the three months ended September 30, 2023, to $95,430 for the three months ended September 30, 2024 due to higher sales volume. Selling expenses decreased $24,559, or 9.8%, from $250,933 for the nine months ended September 30, 2023, to $226,374 for the nine months ended September 30, 2024 due to lower sales volume.

Research and Development

Research and development expenses increased $27,472, or 61.1%, from $44,950 for the three months ended September 30, 2023, to $72,422 for the three months ended September 30, 2024 due to higher quarter-to-date spending in 2024 on a medical research project. Research and development expenses decreased $39,232, or 22.9%, from $171,536 for the nine months ended September 30, 2023 to $132,304 for the nine months ended September 30, 2024 due to higher year-to-date spending in 2023 on a medical research project.

General and Administrative

General and administrative expenses decreased $1,270,356, or 38.2%, from $3,323,352 for the three months ended September 30, 2023, to $2,052,996 for the three months ended September 30, 2024 primarily due to 2023 post-IPO consulting and recruiting services and the payment of incentive bonuses relating to the 2023 IPO that did not recur in 2024, partially offset by (i) incremental headcount to build out the market access, sales and finance teams including, (ii) 2024 one-time non-cash advisory costs, (iii) expenses related to the introduction of an annual short-term incentive bonus plan in 2024 and (iv) higher advertising costs in order to expand market awareness.

General and administrative expenses increased $682,947, or 10.8%, from $6,316,411 for the nine months ended September 30, 2023, to $6,999,358 for the nine months ended September 30, 2024 primarily due to (i) higher legal, insurance, investor relation, board of director and exchange listing costs as a publicly held entity that the Company did not incur prior to its IPO, (ii) incremental headcount to build out the market access, sales and finance teams, (iii) severance charges related to the Company’s prior Chief Operating Officer, (iv) one-time non-cash advisory costs, (v) a one-time non-cash stock compensation charge of $227,000 as a hiring grant, (vi) expenses related to the introduction of an annual short-term incentive bonus program, and (vii) higher advertising costs in order to expand market awareness, partially offset by non-recurrence of 2023 post-IPO consulting and recruiting services and the payment of incentive bonuses relating to the 2023 IPO.

Operating Loss

Our operating loss decreased $1,371,066, or 45.4%, from $3,022,339 for the three months ended September 30, 2023, to $1,651,273 for the three months ended September 30, 2024 primarily due to the absence of 2023 post-IPO consulting and recruiting services, 2023 incentive bonuses relating to the IPO and higher sales and gross profit in 2024, partially offset by incremental headcount, advisory costs, a new annual short-term incentive bonus plan and higher advertising costs in 2024. Our operating loss increased $648,935, or 12.9%, from $5,041,290 for the nine months ended September 30, 2023, to $5,690,225 for the nine months ended September 30, 2024 primarily due to new costs as a publicly held company that were not incurred prior to the 2023 IPO.

Other (Expense) Income, Net

Other expense decreased $5,499,063, or 98.1%, from $5,603,024 for the three months ended September 30, 2023, to $103,961 for the three months ended September 30, 2024 primarily due to the full conversion of the convertible notes upon the IPO on August 9, 2023, that eliminated any further debt discount, issuance cost and fair value derivative valuation net charges and lower interest expense and issuance cost amortization from a lower debt burden in 2024.

Other expense decreased $6,889,724, or 86.2%, from $7,993,095 for the nine months ended September 30, 2023, to $1,103,371 for the nine months ended September 30, 2024 primarily due to the full conversion of the convertible notes upon the IPO on August 9, 2023, that eliminated any further debt discount, issuance cost, debt extinguishment and fair value derivative valuation net charges and lower interest expense and issuance cost amortization from a lower debt burden in 2024, partially offset by financing charges incurred to settle a 2023 convertible note dispute and other expense to settle certain claims of pre-IPO Series A Preferred Stock shareholders.

Net Loss

Our net loss decreased $6,870,129, or 79.7%, from $8,625,363 for the three months ended September 30, 2023, to $1,755,234 for the three months ended September 30, 2024. Our net loss decreased $6,240,789, or 47.9%, from $13,034,385 for the nine months ended September 30, 2023, to $6,793,596 for the nine months ended September 30, 2024. The decreases were primarily due to (i) higher sales for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, (ii) lower general and administrative expenses due to the absence of 2023 post-IPO consulting and recruiting services and the payment of incentive bonuses relating to the 2023 IPO, (iii) the elimination of debt discount, issuance cost and fair value derivative valuation net charges as a result of the conversion of notes upon the 2023 IPO and (iv) lower interest expense and issuance cost amortization from a lower debt burden in 2024, partially offset by financing charges incurred to settle a 2023 convertible note dispute and other expense to settle certain claims of pre-IPO Series A Preferred Stock shareholders.

Liquidity and Capital Resources

We had cash on hand of $260,885 and $761,249 as of September 30, 2024 and 2023, respectively. We maintained a working capital deficit of $2,032,284 and $1,643,058 as of September 30, 2024 and December 31, 2023, respectively. The decrease in working capital was primarily due to the unpaid severance, annual bonus and consulting fees that were not incurred in 2023.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of September 30, 2024, we had an accumulated deficit of $1,793,932 and short-term borrowings of $147,688.

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

Additionally, we have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. Our management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act. This additional corporate governance time required of management could limit the amount of time our management has to implement our business plan and may delay our anticipated growth plans.

The following table summarizes our cash flow from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023:

	(Unaudited)
	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activites	$(4,340,097)	$(4,064,419)
Net cash used in investing activities	(27,776)	(55,741)
Net cash provided by financing activities	4,550,198	4,627,710
Net increase in cash and cash equivalents	182,325	507,550
Cash and cash equivalents at beginning of period	78,560	253,699
Cash and cash equivalents at end of period	$260,885	$761,249

Operating Activities – Net cash used in operating activities increased $275,678, or 6.8% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a higher operating loss.

Investing Activities – Net cash used in investing activities decreased $27,965, or 50.2%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to lower capital expenditures.

Financing Activities – Net cash provided by financing activities decreased $77,512, or 1.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to lower proceeds from the issuance of convertible notes in 2024 compared to the net IPO and notes payable proceeds in 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Application of U.S. GAAP and Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our (i) controls over the application of U.S. GAAP based on guidance and interpretations issued by the Financial Accounting Standards Board through the Accounting Standards Codification and Accounting Standards Updates and (ii) disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our U.S. GAAP reporting and disclosure controls and procedures were not effective in ensuring that information required to be reported under U.S. GAAP and disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to accounting resource constraints, we have had limited review controls. These constraints have resulted in (i) a lack of segregation of duties since we have a limited administrative staff, (ii) a lack of internal controls structure review and (iii) a restatement of our unaudited financial statements as of and for the three and nine month periods ended September 30, 2023. As a result of these constraints, we had material weaknesses in our internal control over financing reporting as of September 30, 2024.

The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing. Additionally, there is inadequate segregation of duties consistent with control objectives. Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. All responsibility for accounting entries and the creation of financial statements is held by a single person, though the Company engages multiple accounting consultants for accounting, tax and audit support. To remedy this situation, we hired additional staff to facilitate greater segregation of duties.

Accordingly, as the result of identifying the above material weakness we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements may not be prevented or detected on a timely basis by the Company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management continues to take actions to remedy these weaknesses, including the review of current staff, reassignment of duties, and continued hiring of additional staff to create the necessary segregation of duties to improve controls over information processing.

Remediation Plan

We are starting the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, the Company has undertaken various actions including the hiring of additional staff, and will take additional actions, such as remediating the material weaknesses described above, implementing additional internal controls and procedures and hiring personnel or financial consultants, as needed. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting, the material weakness identified will not be considered remediated until the controls operate for a sufficient period of time, and we cannot provide assurance that the measures we have taken to date, or any measures we may take in the future will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On August 22, 2024, the Company issued 25,601 shares of common stock to holders of the Amended 2024 Convertible Promissory Notes in lieu of $60,911 in cash payments for interest through August 22, 2024.

On August 28, 2024 the Company issued 102,860 shares of common stock to pre-IPO Series A Preferred Shareholders to settle certain claims. The Company recorded the fair value of the settlement totaling $293,791 as other expense in the condensed statements of operations.

On September 17, 2024, the Company issued 10,145 shares of common stock to a vendor pursuant to a marketing agreement. The Company recorded the fair value of services totaling $10,131 as general and administrative expense in the condensed statements of operations.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder, or Securities Act Rule 701 for the offer and sale of securities not involving a public offering.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
3.1*	Certificate of Amendment to the Certificate of Incorporation of Neuraxis, Inc., dated August 22, 2024
3.2*	Certificate of Designation of Series B Preferred Stock, dated August 22, 2024
10.1	Form of Unrestricted Stock Award Agreement by and between Neuraxis, Inc. and Grantees dated on July 1, 2024 (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on July 5, 2024)
10.2	Fourth Amendment to Securities Purchase Agreement, dated October 12, 2024, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on October 18, 2024)
10.3	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on October 18, 2024)
10.4	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on October 18, 2024)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURAXIS, INC.
Date: November 12, 2024
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	/s/ Timothy Henrichs
Timothy Henrichs
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

