Form 10-K
period 2024-12-31
Neuraxis, INC
filed 2025-03-20
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price for the registrant’s common stock on that day as reported by the NYSE American, was approximately $16.4 million.

The registrant had 7,215,864 shares of its common stock, par value $0.001, issued and outstanding as of March 13, 2025.

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

PART I

ITEM 1. BUSINESS

Overview

Neuraxis, Inc. (“we”, “us”, the “Company” or “Neuraxis”) is a medical technology company focused on developing neuromodulation therapies to address chronic and debilitating conditions in children and adults. We are dedicated to advancing science with our proprietary IB-Stim therapy, based on our Percutaneous Electrical Nerve Field Stimulation (PENFS) technology, which was developed internally by the Company. We believe that superior science and evidence-based research, are necessary for adoption by the medical and scientific community. With one FDA indication (functional abdominal pain associated with IBS in adolescents 8-21 years old) on the market, additional clinical trials of PENFS in multiple pediatric conditions are underway focused on unmet healthcare needs in children, see “Our Pipeline” for more information.

Our first product, IB-Stim, is a PENFS system intended to be used in patients 8-21 years of age with functional abdominal pain associated with IBS. IB-Stim is a US FDA Class II medical device that has received one regulatory clearance: IB-Stim (DEN180057, 2019), under the regulation name of “non-implanted nerve stimulator for functional abdominal pain relief.”

Our second product, Rectal Expulsion Device (“RED”), is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity. RED (K242304, 2024) helps identify patients with rectal hypersensitivity who experience a desire or urge to defecate at lower volumes of distension. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

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

As part of the conversion to a Delaware corporation, the total number of shares of all classes of stock which the Corporation shall have authority to issue was 101,120,000 shares, consisting of (i) 100,000,000 shares of common stock, par value $0.001 per share, and (ii) 1,120,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”), 1,000,000 of which was designated as “Series A Preferred Stock” and 120,000 of which was designated as “Series Seed Preferred Stock”.

Furthermore, on January 10, 2023, the Company’s board of directors authorized a 1-for-2 reverse stock split. All per share information has been adjusted for this reverse stock split. The reverse split became effective on January 12, 2023.

On August 9, 2023, the Company consummated an initial public offering (“IPO”), conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of $6,592,002. Net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses paid by the Company, were $4,110,721. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended, declared effective by the SEC on August 9, 2023.

On August 15, 2024, the Company’s shareholders (i) authorized 5,000,000 shares of preferred stock of which 4,000,000 were designated at $0.001 par value “Series B Preferred Stock” inclusive of cumulative dividends, due and payable quarterly at the Company’s discretion either in cash or common stock when declared, at a rate of 8.5% per annum through June 30, 2025, (ii) retired 1,000,000 shares of Series A Preferred Stock and (iii) retired 120,000 shares of Series Seed Preferred Stock. On November 11, 2024, the holders of a majority of the then-outstanding shares of Series B Preferred Stock authorized (i) an increase in the number of designated Series B Preferred Stock to 5,000,000 shares and (ii) an extension of the 8.5% cumulative dividend period to December 31, 2026. The stated value of the Series B Preferred Stock is $2.38 per share. As of March 13, 2025, there are 4,280,939 shares of Series B Preferred Stock issued and outstanding, which are convertible (based on the stated value of each share and the conversion price both equalling $2.38) into 4,280,939 shares of common stock, subject to a maximum ownership cap of between 4.99% and 19.99% of the shares outstanding (following conversion by the holder) set at the discretion of each holder of Series B Preferred Stock.

Each holder of Series B Preferred Stock is entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such holder. Solely for purposes of voting rights, the conversion price is $3.80 per share. The 4,280,939 shares of Series B Preferred Stock outstanding therefore represent 2,681,208 votes of common stock, subject to a maximum voting percentage cap of between 4.99% and 19.99% of the votes outstanding (inclusive of all 2,681,208 votes plus the shares outstanding on the record date for any particular shareholder meeting) set at the discretion of each holder of Series B Preferred Stock.

We have developed three FDA cleared products, the IB-Stim (DEN180057, 2019), the RED (K242304, 2024), the NSS-2 Bridge (DEN170018, 2017), and the original 510(K) clearance (K140530, 2014), all of which were developed internally by the Company.

●

The IB-Stim is a PENFS device that is indicated in patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome. IB-Stim currently is one of two products marketed and sold by the Company.

●	RED is indicated to evaluate the neuromuscular function and rectal hypersensitivity in patients with chronic constipation. RED is a point-of-care test that helps determine why patients may not respond to conventional laxative therapy and helps identify patients that will respond to pelvic floor therapy.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator, or PNFS, device indicated for use in the reduction of the symptoms of opioid withdrawal. The NSS-2 Bridge device was licensed to Masimo in April 2020, and we received a one-time licensing fee of $250,000 from Masimo. Masimo markets and sells this product as its Masimo Bridge, and we will not receive any further licensing payments or other revenue from this product.

●	The original 510(K) device was the electroacupuncture device (“EAD”), now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

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

We have only submitted one FDA De Novo request and two 510(k) submissions and plan to submit additional 510(k) premarket notifications from our pipeline indications in the future.

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

We have concentrated our marketing focus on the 260 children’s hospitals within the United States. To date, we have sold our IB-Stim product to approximately 77 children’s hospitals within our target market.

Competition

The competitive landscape for therapies includes off-label drugs and drugs with FDA approved only for adults with IBS while there is no FDA indicated treatments for patients 8-21 years of age with functional abdominal pain associated with IBS and prescriptions often contain FDA black box labels. Psychological treatments such as cognitive behavioral therapy (CBT) or guided imagery have been shown to be some of the most effective treatments for these conditions, however, these are limited by access to trained therapists. It also includes devices that could theoretically be used, but do not have supporting data or FDA clearance for functional bowel disorders or IBS. Digital therapeutics that offer CBT for IBS have been developed for adults with IBS with limited success in terms of reaching large numbers of patients. Virtual reality could potentially be used in the future to also deliver CBT to patients with IBS. Our method patents also limit other devices from targeting IBS through stimulation of cranial nerve branches in the ear.

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

With one FDA indication—functional abdominal pain associated with IBS in adolescents 8-21 years old—on the market, additional clinical trials of PENFS in multiple pediatric conditions are underway focused on unmet healthcare needs in children. These indications consist of chronic nausea, post-concussion syndrome, chemotherapy-induced nausea and vomiting, cyclic vomiting syndrome.

The chart below shows our status in the FDA review process for IB-Stim and each of the following pediatric indications:

1. Functional dyspepsia (nausea): RCT completed, and data being analyzed. ClinicalTrials.gov Identifier: NCT03675321, Defining Adolescent Nausea Through Brain-Gut Physiology and Non-Invasive Neurostimulation Response. A randomized, double blind, placebo-controlled trial to evaluate the efficacy of IB-Stim in children with functional nausea. The primary endpoint was to measure improvements in nausea using the Nausea Severity Scale after IB-Stim therapy compared to a placebo device. The study enrolled 110 participants and was conducted at Children’s Wisconsin/Medical College of Wisconsin.

2. Post-concussion: RCT currently enrolling patients. ClinicalTrials.gov Identifier: NCT04978571, A Prospective Study on the Effect of Auricular Percutaneous Electrical Nerve Field Stimulation (PENFS) in Patients with Post-Concussion Syndrome (PCS). A randomized, double blind, placebo-controlled trial to evaluate the efficacy of IB-Stim in children with post-concussion symptoms. The primary endpoint will be to measure improvements in validated measures, including the Immediate Post-Concussion Assessment, Post-Concussion Symptom Scale, and Balance Error Scoring Symptom compared to placebo. The study will enroll 100 participants and is being conducted at Children’s Hospital of Orange County.

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

Indication
2023E
2024E
2025E
2026E
2027E
Clinical Study*
Functional Abdominal Pain & Irritable Bowel Syndrome - Pediatric
Children's Wisconsin RCT**
RED – Adult
University of Michigan
Functional Dyspepsia (Nausea) - Pediatric
FDA
RCT/Registry
Functional Abdominal Pain & Irritable Bowel Syndrome - Adult
FDA
Device Extrapolation
Post-Concussion - Pediatric
FDA
Children's Hospital of Orange County RCT**
Chemotherapy-Induced Nausea & Vomiting - Pediatric
FDA
Children's Wisconsin Single Blind
CVS - Pediatric
FDA
RCT**
Clinical Study
FDA Submission
FDA Indication
Launch / Commercialization

* Independently sponsored clinical studies; NeurAxis contributes to research funding, devices and other costs. **RCT – Randomized Controlled Clinical Trial

NeurAxis

1

Products

The IB-Stim is a percutaneous PENFS system intended to be used in patients 8-21 years of age with functional abdominal pain associated with IBS. IB-Stim already has market clearance from FDA for functional abdominal pain associated with IBS in children. FDA has classified the non-implanted nerve stimulator for functional abdominal pain relief as Class II devices.

The IB-Stim is intended to be used for 120 hours per week, using one (1) device per week, for four (4) consecutive weeks, through application to branches of Cranial Nerves V, VII, IX and X, and the occipital nerves identified by transillumination, as an aid in the reduction of pain when combined with other therapies for IBS (DEN180057, 2019). In published studies, patients treated with IB-Stim demonstrated significant improvement in pain, disability and global symptoms with no serious adverse events, and minimal to no side effects, including localized skin irritation. The following table presents a summary of IB-STIM studies performed to date:

Author	DGBI	N=	Ages	# of devices	Outcomes	Major adverse events
Karento et al, 2023	Cyclic Vomiting Syndrome	30	8-18 years	6	Abdominal pain, nausea, FD	None
Santucci et al., 2023	Functional Dyspepsia	84	11-21	4	Abdominal pain, nausea, anxiety, disability	None
Bora et.al2,.2023	Irritable bowel syndrome	20	11-18	4	IBS severity scale, Microbiome diversity	None
Kovacic et.al.,2017	IBS, FD, FAP, abdominal migraine	115	11-18	4	Abdominal pain, disability, global symptoms.	Syncope=1 in sham group
Castillo et.al., 2023	Irritable bowel syndrome	27	11-18	4	Abdominal pain, Microbiome Metabolism	None
Chogle et.al., 2023	Irritable bowel syndrome, functional dyspepsia	31	11-18	4	Quality of life, disability, anxiety	None
Krasaelap, et.al., 2020	Irritable bowel syndrome	51	11-18	4	Abdominal pain, global symptoms, disability	None
Santucci et.al.,2021	Functional abdominal pain	20	11-19	4	Abdominal pain, sleep, nausea, anxiety	None
Chogle et.al., 2023 (Registry)	Irritable bowel syndrome, functional dyspepsia	292	8-18	4	Abdominal pain, nausea, disability	None
Santucci et.al.,2023	Irritable bowel syndrome, functional dyspepsia, FAP	101	11-21	4	Abdominal pain, nausea, disability	None

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

Pre-Clinical Data

In an animal model of IBS, extracellular, electrophysiologic recordings were performed from neurons in the rat amygdala before and 15 minutes after PENFS treatment. There was a 65% decrease in the spontaneous firing of these neurons after 15 minutes of PENFS. This dampening of neurons in the CNS likely accounts for the modulation of pain responses in a model of post-inflammatory visceral and somatic hyperalgesia.

Clinical Data

We have over 700 published patients specific to our first FDA indication which is functional abdominal pain associated with irritable bowel syndrome in patients 8-21 years of age. A published patient is defined as a patient who went through a study, the study was analyzed and now the study has been published in a peer-reviewed journal.

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

Recently, the largest, prospective, multicenter registry for any drug or device in pediatric patients with pain associated DGBIs was published. It evaluated outcomes of pediatric patients (8-18 years) following a 4-week course of IB-Stim in a real-world clinical setting. Overall, 292 patients met Rome IV Diagnostic criteria for any pain associated disorder of the gut-brain interaction (DGBIs). In this cohort, 92% had failed medication therapy and 61% of patients had failed 4 or more medications when they entered the study. Patients were asked to fill out several validated pediatric measures, including the abdominal pain index (API) and a validated questionnaire that assesses frequency, duration, and intensity of abdominal pain episodes. Data were collected weekly for the first 3 weeks and at 3, 6, 9 and 12 months. Compared to baseline scores, there were significant improvements in the API after 4 weeks of IB-Stim treatment at every time point, including 6 month (p<0.001) and 12 months (p<0.001). Although there were many dropouts by the end of the 12 months, the results were still significant and sustained. No serious adverse effects were recorded during the entire 12 month follow-up. (Chogle, A. et. al. A multicenter registry study on percutaneous electrical nerve field stimulation for pediatric disorders of gut-brain interaction. J Pediatr Gastroenterol Nutr. 2024 Mar 7.).

Abdominal Pain Index (API)
Time point	n	Median (IQR)	p Value
Baseline	288	2.68(1.84, 3.58)	N/A
3 weeks	209	1.99 (1.13, 3.27)	<0.001
3 months	75	1.81 (0.85, 3.20)	<0.001
6 months	60	1.70 (0.93, 2.72)	<0.001
9 months	26	1.90 (1.33, 2.82)	0.002
12 months	22	220(0.41, 3.21)	<0.001

An open-label study of 20 patients treated with PENFS in a “real-world” clinical setting at Cincinnati Children’s Hospital demonstrated that after PENFS, abdominal pain (p < 0.0001), nausea (p=0.001), pain catastrophizing (p = 0.001), functional disability (p<0.0001), and anxiety (p = 0.03) exhibited significant improvements, and were sustained 6-12 months after treatment (Santucci et.al. Effect of percutaneous electrical nerve field stimulation on mechanosensitivity, sleep, and psychological comorbidities in adolescents with functional abdominal pain disorders. Neurogastroenterol Motil. 2022;34:e14358). Validated questionnaires included the abdominal pain index (API), nausea severity scale (NSS), functional disability index (FDI), as well as psychological measures of catastrophizing (PCS-C) and anxiety (SCARED). The table below summarizes the results pre, during and post PENFS results at long-term follow-up (Santucci et.al. Effect of percutaneous electrical nerve field stimulation on mechanosensitivity, sleep, and psychological comorbidities in adolescents with functional abdominal pain disorders. Neurogastroenterol Motil. 2022;34:e14358).

A clinically meaningful endpoint is the number needed to treat (NNT) used in treatment for abdominal pain-related functional gastrointestinal disorders in adolescents. NNT means the number of patients that need to be treated for one patient to get the targeted improvement (≥30% improvement).

PENFS Reimbursement

The American Medical Association (AMA) assigned a procedure-specific Category III CPT Code (0720T) to PENFS, which was published on December 30, 2021 and became effective for utilization on July 1, 2022. Category III CPT Codes are temporary codes issued to define and track the utilization of new procedural technology. To expand patient access to PENFS procedures and IB-Stim technology, we launched our internal Prior Authorization team under our Guidance & Patient Support function in 2023. This continues to address the Prior Authorization process barriers for providers and children’s hospitals and streamlines a patient’s access to our Patient Advocacy and Financial Assistance offerings, if needed. In September of 2024, the AMA’s CPT Editorial Panel accepted addition of Category I CPT Code (placeholder 64X11) for PENFS and deletion of Category III CPT Code 0720T. The finalized Category I CPT Code for PENFS, and associated valuations, will be announced publicly in Q4 of 2025. The new code will become effective for utilization on January 1, 2026. Sixteen (16) commercial health insurers, including certain Blue Cross Blue Shield licensees, have instituted formal medical policy coverage for PENFS. The total membership of these health insurers is approximately 45,000,000 covered lives. An additional health insurer, with approximately 6,000,000 members, will institute formal medical policy coverage for PENFS beginning the second quarter of 2025, bringing the total number of covered lives to approximately 51,000,000 across seventeen (17) commercial health insurers. Patients who are appropriate clinical candidates may have policy-covered access to PENFS and IB-Stim technology under their specific health plan. We continue to actively leverage clinical evidence and peer-reviewed publications to expand patient access to IB-Stim technology. In addition, we anticipate academic medical society support in the form of a position paper and an update to treatment guidelines to support the use of PENFS as a potential standard of care.

Marketing

We market our products through search engine optimization, or SEO, internet channels and to physicians via the academic society. We plan to extensively ramp-up our marketing efforts to patients and physicians as we gain additional indications.

Patients/Customers

Our current patient base is children 8-21 years of age and suffering from functional abdominal pain. Our customers are primarily children’s hospitals who serve these children.

Rectal Expulsion Device (RED)

The Rectal Expulsion Device (RED) enables comprehensive constipation care for every gastroenterology practice. The mission is to develop the best tool for clinical decision making with the physician and patient in mind. RED was designed to be the most efficient, accurate, and cost-effective diagnostic tool for patients with chronic constipation. The goal is for every Gastroenterologist practice to be able to safely and confidently perform meaningful anorectal testing without it impacting clinical workflow or requiring a large capital expense. Eight (8) million patients each year present with constipation. Of those eight million patients, 700,000 patients present to the Emergency Room.

Clinical Background

Constipation is one of the most encountered gastrointestinal complaints in clinical practice. A recent systematic review reported that the prevalence of chronic constipation (CC) in North America is between 10-15%. This condition causes significantly reduced quality of life, reduced work-related productivity and billions of dollars in health expenditures. Clinical practice guidelines recommend empiric treatment of chronically constipated patients with fiber supplements or laxative therapies. Approximately 40% of patients do not adequately respond to empiric laxative therapy. In these patients, anorectal physiology testing is essential.

There is a clinical need for an easy-to-use, office-based, point-of-care, anorectal function test that can measure rectal sensitivity and be used as a rectal expulsion device to assess pelvic floor dysfunction. Current testing methods typically require elaborate volumetric testing equipment to assess sensation and expulsion, which makes them not practical in the clinical setting. The current standard is to refer patients to specialized motility centers for evaluation, resulting in sub-optimal number of patients with constipation undergoing anal-rectal testing. In the current clinical setting, only about 2% of all patients with constipation are referred for anal-rectal testing and thus, a large number with pelvic floor dysfunction and rectal hypersensitivity are missed and/or fail to get proper treatment. The design of RED allows for it to be used as a self-inflating expulsion device and as a balloon to assess patients who experience rectal hypersensitivity. When it is opened to atmospheric pressure, RED safely self inflates and contains a specially selected foam that mimics the “feel” of stool. This provides an alternative to sensation and expulsion testing in the office without affecting clinical workflow.

Rectal Sensation Testing

Rectal sensation is an important metric to guide clinical care, particularly rectal hypersensitivity. For example, a patient that reports an immediate perceived immediate need to defecate or discomfort (max tolerated) to low volumes of distension would have rectal hypersensitivity. This diagnosis is important because it would impact how a patient is treated. Rectal hypersensitivity is addressed by pelvic floor physical therapists who deliver education and re-training to help the patient align the desire to defecate according to the actual volume of stool contained within the rectal vault. The basis of sensory re-training during physical therapy involves inflating a balloon in the rectum until urge threshold is reached. With repeated inflations, the patient learns to associate a given sensory intensity with the inflated volume. Over time, the balloon is inflated with decreasing volumes and the patient is asked to closely monitor and attend to sensations experienced. Eventually, new sensory thresholds are established. Unfortunately, because of the difficulty in performing hypersensitivity testing in routine clinical care, only a small percentage of all patients with constipation undergo anorectal testing in the clinical setting.

In a recent study, 60 adult patients (mean±standard deviation age of 46.4±17.6 years; 93.3% women) that underwent evaluation with RED and answered the questions were included in the analysis. One patient did not undergo rectal sensation testing due to suspected anal fissure and overall, 58 patients were included in the analysis.

As outlined in the figure below, 18 of 58 patients, or 31.%, had rectal hypersensitivity on RED when defined on a single yes/no question of “do you feel you have to poop right now” that evaluates the patient perception to defecate.

These data suggest that approximately 31% of patients with chronic constipation reported urge to defecate with RED baseline distension volume, thus meeting the London criteria for hypersensitivity.

Balloon Expulsion Testing

RED can be used as a rectal expulsion device and in a recent prospective trial of 60 adults with functional constipation (defined by Rome IV criteria), it was demonstrated to be safe in a clinical setting. It can be quickly performed in the left lateral position (i.e., the patient lying on their left side) immediately after a rectal examination. Further, it proved to be effective for patients who fail a trial of laxative therapy. In those patients with constipation who failed laxative treatment, RED was able to reliably identify patients for whom pelvic floor physical therapy was unlikely to provide substantial benefit (i.e, patients who might be more likely to benefit from intensifying medical therapy). Patients with an abnormal RED in the left lateral position or commode were likely to respond to pelvic floor therapy (48.8% to 71.4%, respectively). Also, RED showed very high sensitivity (>95%) to broadly detect evacuation disorders as a simple screening tool as noted in the table below.

RED Benefits Over Predicates

1.	Prompt point of care test allows assessment of patients and potentially changes clinical management.
2.	Identifies those who would benefit from physical therapy or who would require optimization of laxatives or addition of secretagogues.
3.	Identifies many patients with rectal hypersensitivity that otherwise would never get tested.
4.	RED finds people that are willing to try physical therapy but don’t need it.
5.	Fits clinical workflow.

There is an urgent need to better identify patients with pelvic floor abnormalities and/or rectal hypersensitivity. Making the right diagnosis can impact care and ensure that patients are properly assessed and treated. The figure below demonstrates how RED can impact clinical decision making.

Overall, RED is a point-of-care device designed to be used in the office. Rectal sensation is an important component of evaluating pelvic floor function among patients with chronic constipation. Currently, 98% of clinically appropriate patients do not receive anorectal testing. The study findings demonstrate that RED impacts clinical decision making by identifying patients who would benefit from physical therapy or who would require optimization of laxatives. It is also sufficient to qualitatively assess for rectal hypersensitivity which was evident in almost one-third of patients with chronic constipation failing a trial of fiber/laxatives. It is critical to assess rectal sensation and balloon expulsion in patients with constipation and/or fecal incontinence.

RED Safety

●	The tube for RED remains open to room air as the patient defecates. The pressure is therefore never greater than room air.
●	The predicate device uses manual inflation with a syringe against resistance. The predicate device is re-capped so that the patient must defecate an air-filled balloon with low compliance. The resistance with defecating the predicate is therefore greater than RED, because RED is more compliant than an air-filled balloon. The RED device is therefore safer with regard to patients with decreased compliance.
●	Not only is RED safer by design, but there have not been any safety events related to compliance in MAUDE with the predicate in the last 10 years.
●	RED is more compliant than air or water based on balloon compression data as demonstrated in the graph below.

RED Reimbursement

RED is billable under CPT 91120. The documentation is Rectal Hypersensitivity at 52-60mL: present/absent.

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

Trademarks

The Company has seven (7) registered trademarks, and two (2) allowed pending applications for registration:

Country	Trademark	Reg. No.	Reg. Date	Class/Goods	Status
US	NEURO-STIM and Design	5105257	20-Dec-2016	10 Int. nerve stimulator apparatus	Registered

US	NSS THE NEUROSTIM SYSTEM and Design	4905470	23-Feb-2016	10 Int. nerve stimulator apparatus	Registered

US	NSS	4852008	10-Nov-2015	10 Int. Medical apparatus, namely, electrical nerve stimulators; medical device, namely, a non- implantable neurological pain management generator, with percutaneously-implantable needle arrays; medical system and apparatus consisting of a non-implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; medical system and apparatus consisting of implantable arrays for transmitting current into auricular and peri-auricular tissue; medical device for peripheral nerve and nerve field stimulation; medical system and apparatus consisting of a non-implantable modulating frequency generator and implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management, namely, patient stimulators for auricular and peri-auricular peripheral nerve field neuromodulation therapy; medical apparatus, appliances and instruments for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, headache control, control of phantom limb pain, stump pain, reflex sympathetic dystrophy (RSD), peripheral neuropathies and other types of sympathetically mediated pain	Registered

US	IB-STIM	5926831	03-Dec-2019	10 Int. medical apparatus, namely, electrical nerve stimulators; medical device, namely, a non- implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; medical apparatus consisting of percutaneously implantable arrays for transmitting current into auricular and peri-auricular tissue; medical device for peripheral nerve and nerve field stimulation; medical device consisting of a non-implantable modulating frequency generator and percutaneously implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management and FGID (functional gastrointestinal disorders), namely, patient stimulator for auricular and peri-auricular peripheral nerve field neuromodulation therapy; medical apparatus, for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co-morbidities, sleep disturbances, psychological disorders, including mood and anxiety, satiety and changes in autonomic nervous system and other types of sympathetically mediated pain	Registered

US	IB-STIM and Design	5926832	03-Dec-2019	10 Int. medical apparatus, namely, electrical nerve stimulators; medical device, namely, a non- implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; medical apparatus consisting of percutaneously implantable arrays for transmitting current into auricular and peri-auricular tissue; medical device for peripheral nerve and nerve field stimulation; medical device consisting of a non-implantable modulating frequency generator and percutaneously implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management and FGID (functional gastrointestinal disorders), namely, patient stimulator for auricular and peri-auricular peripheral nerve field neuromodulation therapy; Medical apparatus, for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co-morbidities, sleep disturbances, psychological disorders, including mood and anxiety, satiety and changes in autonomic nervous system and other types of sympathetically mediated pain	Registered

US	IB-STIM AURICULAR STIMULATOR	5978411	04-Feb-2020	10 Int. medical apparatus, namely, electrical nerve stimulators; Medical device, namely, a non- implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; Medical apparatus consisting of percutaneously implantable arrays for transmitting current into auricular and peri-auricular tissue; Medical device for peripheral nerve and nerve field stimulation; Medical device consisting of a non-implantable modulating frequency generator and percutaneously implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management and FGID (functional gastrointestinal disorders), namely, patient stimulator for auricular and peri-auricular peripheral nerve field neuromodulation therapy; Medical apparatus, for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co-morbidities, sleep disturbances, psychological disorders, including mood and anxiety, satiety and changes in autonomic nervous system and other types of sympathetically mediated pain	Registered

US	IB-STIM AURICULAR STIMULATOR and Design	5978412	04-Feb-2020	10 Int. medical apparatus, namely, electrical nerve stimulators; medical device, namely, a non- implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; medical apparatus consisting of percutaneously implantable arrays for transmitting current into auricular and peri-auricular tissue; medical device for peripheral nerve and nerve field stimulation; medical device consisting of a non-implantable modulating frequency generator and percutaneously implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management and FGID (functional gastrointestinal disorders), namely, patient stimulator for auricular and peri-auricular peripheral nerve field neuromodulation therapy; medical apparatus, for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co-morbidities, sleep disturbances, psychological disorders, including mood and anxiety, satiety and changes in autonomic nervous system and other types of sympathetically mediated pain	Registered

Country	Trademark	App. No.	App. Date	Class/Goods	Status
US	NEURAXIS	97/327951	04-Mar-2022	10 Int. Nerve stimulator apparatus; nerve stimulator apparatus for FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co- morbidities, sleep disturbances, psychological disorders, including mood, anxiety, and satiety, pain control, headache control, control of phantom limb pain, stump pain, reflex sympathetic dystrophy (RSD), peripheral neuropathies and other types of sympathetically mediated pain	Filed: Allowed

US	NEURAXIS (STYLIZED)	97/356330	11-Apr-2022	10 Int. Nerve stimulator apparatus; nerve stimulator apparatus for FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co- morbidities, sleep disturbances, psychological disorders, including mood, anxiety, and satiety, pain control, headache control, control of phantom limb pain, stump pain, reflex sympathetic dystrophy (RSD), peripheral neuropathies and other types of sympathetically mediated pain	Filed: Allowed

The Company has no core trademarks that are currently unregistered.

Patents

The Company has twelve (12) granted patents in the United States and seven (7) applied for patent applications in the United States and one (1) granted foreign patent and two (2) applied for foreign patent applications.

Country	Owner	Serial No.	Actual Filing Date	Patent No.	Issue Date	Anticipated Expiration Date	Title	Application Status	Licensing Status
CA	Neuraxis, Inc.	3096494	25-Apr-2019				AURICULAR NERVE FIELD STIMULATION DEVICE	Applied for

JP	Neuraxis, Inc.	2021-509961	23-Oct-2020	7252319	27-March-2023	25-April-2039	AURICULAR NERVE FIELD STIMULATION DEVICE	Granted

US	Neuraxis, Inc.	17/040766	23-Sep-2020	11369791	28-Jun-2022	21-Jun-2039	AURICULAR NERVE FIELD STIMULATION DEVICE	Granted

US	Neuraxis, Inc.	17/715121	07-Apr-2022	12097371	24-Sept-2024	04-Jan-2040	AURICULAR NERVE FIELD STIMULATION DEVICE	Granted

US	Neuraxis, Inc.	16/014169	21-Jun-2018	10322062	18-Jun-2019	14-May-2034	AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Granted	Out-licensed

US	Neuraxis, Inc.	16/408004	09-May-2019	11077019	03-Aug-2021	16-July-2034	AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Granted	Out-licensed

US	Neuraxis, Inc.	17/363620	30-Jun-2021	11654082	23-May-2023	29-July-2034	AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Granted	Out-licensed

US	Neuraxis, Inc.	17/830411	02-Jun-2022				DEVICE AND METHOD FOR ERADICATING PATHOGENS IN NASAL PASSAGES	Applied for

US	Neuraxis, Inc.	17/589082	31-Jan-2022				EXTERNAL AUDITORY CANAL PHOTOBIOMODULATION AND AUDIO THERAPY DEVICE	Applied for

US	Neuraxis, Inc.	17/861646	11-Jul-2022				EXTERNAL AUDITORY CANAL THERAPY DEVICE	Applied for

US	Neuraxis, Inc.	17/617364	08-Dec-2021				EXTERNAL AUDITORY CANAL PHOTOBIOMODULATION DEVICE	Applied for

US	Neuraxis, Inc.	15/488416	14-Apr-2017	10413719	17-Sep-2019	14-April-2037	METHODS OF TREATING DISEASE USING AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted	Out-licensed

US	Neuraxis, Inc.	16/534159	07-Aug-2019	11331473	17-May-2022	14-April-2037	METHODS OF TREATING DISEASE USING AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted

US	Neuraxis, Inc.	15/595185	15-May-2017	9839577	12-Dec-2017	14-May-2034	SYSTEM AND METHOD FOR AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted	Out-licensed

US	Neuraxis, Inc.	15/811278	13-Nov-2017	10010479	03-Jul-2018	14-May-2034	SYSTEM AND METHOD FOR AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted	Out-licensed

US	Neuraxis, Inc.	14/277158	14-May-2014	9662269	30-May-2017	14-May-2034	SYSTEMS AND METHODS FOR AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted	Out-licensed

US	Neuraxis, Inc.	17/725,761	21-Apr-2022	11813448	14-Nov-2023	14-April-2037	AURICULAR NERVE FIELD STIMULATION DEVICE AND METHODS FOR USING THE SAME	Granted

US	Neuraxis, Inc.	18/154,375	13-Jan-2023	12029701	09-July-2024	14-May-2034	AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Granted	Out-licensed

US	Neuraxis, Inc.	18/736,834	07-June-2024				AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Applied for	Out-licensed

US	Neuraxis, Inc.	18/173,893	24-Feb-2023				AURICULAR NERVE FIELD STIMULATION DEVICE AND METHODS FOR USING THE SAME	Applied for

US	Neuraxis, Inc.	18/377,968	09-Oct-2023				AURICULAR NERVE FIELD STIMULATION DEVICE AND METHODS FOR USING THE SAME	Applied for

CA	Neuraxis, Inc.	3243826	07-Aug-2024				AURICULAR NERVE FIELD STIMULATION DEVICE AND METHODS FOR USING THE SAME	Applied for

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

Masimo License and Collaboration Agreement

On April 9, 2020, the Company entered into a license and collaboration agreement with Masimo. As consideration, in part, Masimo entered into a Series A Preferred Stock purchase agreement with the Company. Under the license and collaboration agreement, the Company grants an exclusive, fully paid-up, royalty-free license to specifically identified patents and trademarks in a limited Field of use. At all times, the Company remains the owner of all licensed intellectual property rights, and there is a possibility of joint ownership of collaboratively developed products and methods. The licensed patents are generally directed to a device and the treatment of opioid withdrawal symptoms. The licensed trademarks are generally directed to the NSS-2 Bridge mark. The license agreement includes a collaboration component to efficiently develop, obtain regulatory approval, and commercialize products for the limited field of use. The term of the agreement is in effect until the expiration or lapse of the last intellectual property rights. Masimo paid a one-time fee of $250,000. The license and collaboration agreement may not be terminated by the Company for any reason, and the sole remedy for any breach or default by Masimo shall be to seek monetary damages and equitable remedies. The license and collaboration agreement may be terminated by Masimo if there is material breach by the Company that remain uncured for thirty (30) days or without cause by providing thirty (30) days prior written notice. See”—Our Corporate History” for more information.

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

With controlled, repeatable, monitored production process, GMI has kit production capacity that is sufficient for all our projected needs. There is a new, dedicated, environmentally controlled build room built in 2022 for our equipment and production. All of our materials are now maintained in this room.

GMI has a quality management system that is ISO 13485:2016 certified, FDA registered, and ITAR registered.

In connection with the MSA, the Company entered into a quality agreement with GMI, dated as of August 24, 2020, for GMI to test product provided by the Company and perform quality assurance services.

Employees

As of December 31, 2024, we had 21 full-time employees.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Our Product

Our business and prospects depend entirely on our current products, IB-Stim and RED. Even though we have received FDA clearance for our products, it will remain subject to ongoing regulatory review. If we are unable to maintain regulatory clearance and commercialize our product or are significantly delayed or limited in our commercialization efforts, our business and prospects will be materially harmed.

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

Third-party payers, healthcare systems, government agencies or other groups often issue reimbursement codes to facilitate billing for products and physician services used in the delivery of healthcare. Our IB-STIM technology specific CAT III CPT Code (0720T) was published on December 30, 2021 and effective on July 1, 2022. In September of 2024, the AMA’s CPT Editorial Panel accepted addition of Category I CPT Code (placeholder 64X11) for PENFS and deletion of Category III CPT Code 0720T. The finalized Category I CPT Code for PENFS, and associated valuations, will be announced publicly in Q4 of 2025. The new code will become effective for utilization on January 1, 2026. RED is billable under Category I CPT Code 91120. We may not be able to maintain the CPT code for physician services related to our products. Our future revenues and results may be affected by the absence of CPT codes, as physicians may be less likely to prescribe the therapy when there is no certainty that adequate reimbursement will be available for the time, effort, skill, practice expense and malpractice costs required to provide the therapy to patients.

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

A pandemic could materially adversely impact our business.

A pandemic could disruption and impact our business and clinical studies, which could include:

●	delays and/or difficulties in onboarding active patients and enrolling patients in our clinical studies;
●	delays and/or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	declines in prescriptions written due to a perception that our products are difficult to administer remotely or if patients are unwilling to travel to treatment sites or receive in-home treatment assistance from us or other caregivers;
●	reductions in third-party reimbursements, which could materially affect our revenue, as most of our patients rely on third-party payers to cover the cost of our products and a material number of our patients could lose access to their private health insurance plan if they or someone in their family lose their job;
●	diversion of healthcare resources away from conducting clinical studies, including the diversion of hospitals serving as our clinical study sites and hospital staff supporting the conduct of our clinical studies;

●	interruption of key clinical study activities, such as clinical study site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
●	staff disruptions and turnover internally and at treatment sites and third-party providers who provide support, either directly as a result of illness or indirectly as a result of vaccine mandates and other changes in terms of employment;
●	delays in receiving approval from local regulatory authorities or IRBs to initiate our planned clinical studies;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical studies;
●	interruption in shipping that may affect the transport of active patient and clinical study materials;
●	changes in local regulations as part of a response to a pandemic that may require us to change the ways in which our clinical studies are conducted, which may result in unexpected costs, or to discontinue the clinical studies altogether;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	disruption of our supply chain as our suppliers and common carriers are unable to meet our requirements to provide us the materials we need for clinical study and active patient care needs;
●	indirect consequences of a pandemic on the economy in general, such as an increase in bankruptcies of our key suppliers, or the inability of our third-party payers to meet their obligations reimburse us in a timely fashion or at all;
●	postponements and cancellations of key conferences and meetings and travel restrictions could interfere with our ability to interact with key thought leaders in the field, leading to a disruption in the rate of adoption of our technology;
●	access restrictions at offices, hospitals, and treatment centers, and stakeholder illness could interfere with the ability of our sales force to engage in face-to-face visits with providers, leading to a disruption in the rate of adoption of our technology;
●	increases in expenditures for technology and other tools necessary to provide patient care in an environment where both patient and care-giver travel is restricted and access to in-person interaction is limited;
●	refusal of the FDA to accept data from clinical studies in affected geographies outside the United States; and
●	patient delays in seeking or receiving treatment, either due to fear of infection or lack of access to treatment and study sites, leading to fewer diagnoses of the indications our products are approved to treat or more advanced procession of the disease, which may contraindicate the use of our products or disqualify the patient from participating in a given study.

The extent to which a pandemic may impact our business and clinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing guidelines, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. The response to a pandemic may result in permanent changes to the environment in which we operate as described above in ways we are unable to predict. A pandemic may also have the effect of heightening many of the other risks described herein.

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

We had material weaknesses in our internal control over financing reporting during the years ended December 31, 2024 and 2023, that are unremediated as of December 31, 2024. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

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

We document, review and improve our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting. To comply with the requirements of being a public company, the Company has undertaken various actions to implement internal controls and procedures. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating internal controls over financial reporting, the Company may identify material weaknesses that it may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the Company identifies any additional material weaknesses in its internal control over financial reporting or is unable to remediate the material weakness described above or comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or if the Company’s independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting once it is no longer an emerging growth company, or if the Company is unable to conclude in our quarterly and annual reports that our disclosure controls and procedures are effective, investors may lose confidence in the accuracy and completeness of the Company’s financial reports and the market price of our common stock could be negatively affected, and the Company could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

In addition, if the Company fails to remediate any identified material weakness, our financial statements could be inaccurate and the Company could face restricted access to capital markets. Our small size and internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Moreover, our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

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

We are increasingly dependent on information technology systems and are subject to privacy and security laws. Our products and our systems and infrastructure face certain risks, including cyber security breaches and data leakage.

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

Our key cybersecurity processes include the following:

●	Risk-based controls for information systems and information on NeurAxis’ networks: We seek to maintain an information technology infrastructure that implements physical, administrative and technical controls that are calibrated based on risk and designed to protect the confidentiality, integrity and availability of our information systems and information stored on NeurAxis’ networks, including customer information, personal information, PHI/PII, intellectual property and proprietary information. NeurAxis added physical safeguards in the form of biometric entry systems to access server rooms and 24/7 surveillance at both NeurAxis locations.
●	Cybersecurity incident policies: We have cybersecurity incident policies, an incident response plan and a dedicated team to respond to cybersecurity incidents, including experienced counsel. When a cybersecurity incident occurs or we identify a vulnerability, the dedicated team is responsible for leading the initial assessment of priority and severity, including external experts that may also be engaged as appropriate. NeurAxis’ response to incidents depends on the severity level and seeks to improve its cybersecurity incident response plan. NeurAxis, through experienced cybersecurity and HIPAA/HITECH counsel, has developed a security manual and a privacy policy.

●	Training: We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities at NeurAxis. We also provide additional role-based training to some employees based on customer requirements, regulatory obligations, and industry risks.
●	Supplier risk assessments: We have participated in several third-party risk assessment processes that include expectations regarding information and cybersecurity. NeurAxis also seeks contractual commitments from key suppliers to appropriately secure and maintain their information technology systems and protect NeurAxis information that is processed or stored on their systems. This may or may not include business associate agreements, downstream vendor agreements and vendor auditing in some cases.
●	Third-party assessments of NeurAxis: We have third-party cybersecurity companies engaged to assess NeurAxis’ cybersecurity readiness and to assist in identifying and remediating risks from cybersecurity threats. NeurAxis has a “real time” cybersecurity partner that monitors our servers 24/7/365 for any attempted intrusions.

NeurAxis routinely reviews the Office of Civil Right (OCR) audit requirements to assess any gaps within our cybersecurity, privacy and security programs. We have not identified risks from known cybersecurity threats, that have materially affected us, including our operations, business strategy, results of operations, cash flows or financial condition. We face certain ongoing risks from cybersecurity threats, including active interactions with children’s hospitals while assisting with insurance prior approvals, that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, cash flows or financial condition.

As of the fiscal year ended December 31, 2024, the Company had not experienced any material cybersecurity incidents that have had a significant impact on our operations, data integrity, results of operations, or financial performance.

CYBERSECURITY GOVERNANCE. NeurAxis’ Board of Directors is responsible for oversight of cybersecurity risk. The Board receives reporting about NeurAxis’ practices, programs, notable threats or incidents and other developments related to cybersecurity throughout the year, including through periodic updates from NeurAxis’ Chief Regulatory Officer/Privacy Officer and VP of IT/Security Officer.

NeurAxis’ Security Officer reports to NeurAxis’ Chief Regulatory Officer and together, they lead the Company’s overall cybersecurity function. The Security Officer has over 13 years of experience in managing and leading IT or cybersecurity teams and participates in various cyber security trainings frequently. The Security Officer collaborates with NeurAxis personnel and our outside IT vendors to identify and analyze cybersecurity risks to NeurAxis, considers industry trends, implement controls, as appropriate and feasible, to mitigate these risks and enables business leaders to make risk-based business decisions that impact cybersecurity considerations. The Security Officer meets with senior leadership to review and discuss NeurAxis’ cybersecurity program, including emerging cyber risks, threats, and industry trends. The Security Officer also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including by collaborating with external security personnel and business stakeholders, and incorporating threat intelligence and other information obtained from governmental, public, or private sources to strengthen our cybersecurity technologies and processes.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Carmel, Indiana, where we lease office space for employees, pursuant to a lease agreement with Zeller-Carmel Property, LLC. The term of this lease commenced on January 1, 2024 and is scheduled to end on May 31, 2029. Over the term of the lease, the monthly base rent is $6,721 with an annual 2.5% escalator. We received a 50% reduction in our monthly rent for the first 10 months of the lease.

We also lease office space in Versailles, Indiana, pursuant to an agreement that commenced January 1, 2022 for a term of one year with automatic one year renewal options, unless 60 day notice of vacating is given. The monthly base rent is $1,800 with an annual 4% escalator upon renewal.

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

On February 6, 2019, plaintiff Ritu Bhambhani, M.D., initiated a lawsuit against Innovative Health Solutions, Inc. and others in the United States District Court for the District of Maryland. Plaintiffs Bhambhani and Sudhir Rao subsequently amended the complaint, with the Third Amended Complaint (“Complaint”) containing the most recent set of allegations. The Complaint asserted claims under the RICO Act, as well as of fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy and sought compensatory damages in excess of $5 million, pre-judgment interest, punitive damages, attorney’s fees, court costs and designation of the case as a class action. The Complaint stated that the Company, distributors of the Company’s product, and medical billing and coding consultants allegedly made misrepresentations to the plaintiffs that the Company’s NeuroStim device and related procedures could be billed to, and reimbursed by, Medicare and other insurance payors as a surgically implantable neurostimulator. Plaintiffs claim to have suffered damages when Medicare administrative contractors declined to pay plaintiffs for their use of the device.

On February 11, 2022, the Company filed a motion for summary judgment based upon the plaintiffs not being proper parties to assert claims against the Company. On June 14, 2022, the Court granted the Company’s motion for summary judgment and dismissed the Complaint.

On July 14, 2022, plaintiffs Ritu Bhambhani and Sudhir Rao filed a notice of appeal with the Fourth Circuit Court of Appeals. On June 3, 2024, the Fourth Circuit denied the plaintiff’s appeal and entered judgment against the plaintiffs. On June 25, 2024, the Fourth Circuit entered its mandate declaring that its judgment against the plaintiffs took effect that day. The plaintiffs did not seek any further review or appeal of that judgment.

Also on July 14, 2022, plaintiffs Ritu Bhambhani, LLC; Box Hill Surgery Center, LLC; Pain and Spine Specialists of Maryland, LLC; and SimCare ASC, LLC initiated a lawsuit against the Company and others in the United States District Court for the District of Maryland. The plaintiffs in this lawsuit are business entities owned or partially owned by the plaintiffs that initiated the litigation described above. The Complaint asserted claims under the RICO Act, as well as fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy and seeks compensatory damages in excess of $75,000, pre-judgment interest, punitive damages, attorney’s fees, and court costs. The Complaint states that the Company, distributors of the Company’s product, and medical billing and coding consultants allegedly made misrepresentations to the plaintiffs that the Company’s NeuroStim device and related procedures could be billed to, and reimbursed by, Medicare and other insurance payors as a surgically implantable neurostimulator. Plaintiffs claim to have suffered damages when Medicare administrative contractors declined to pay plaintiffs for their use of the device.

On September 28, 2022, the Company filed a motion to dismiss all claims. On May 25, 2023, the Court issued an Order and a Memorandum Opinion which dismissed the plaintiffs’ claims related to the RICO Act. The remaining claims are still pending, and no trial date has been set for the case. The Court has vacated its Scheduling Order at the parties’ request so that the parties could try to resolve the disputes in both cases through an independent third-party mediator. Mediation has not yet resulted in a resolution of the case.

In January 2024, Dr. Arturo Taca served notice to the Company that asserted an interest in its U.S. Patent No. 10,413,719 valued at $2,000,000 based on his own work in neurostimulation.  The Company denied both the neurostimulation patent and compensation claims.  The case remains unresolved.

While it is too early to predict the ultimate outcome of these matters, we believe the Company has meritorious defenses and intends to defend these matters vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock is listed on the NYSE American, under the symbol “NRXS”.

As of March 13, 2025, there were approximately 682 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares common stock.

The last reported sales price for our Common Stock as reported on the NYSE American on March 13, 2025 was $2.10.

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

Recent Sales of Unregistered Securities

On November 14, 2024, the Company entered into security purchase agreements with five accredited investors for the issuance and purchase of 45,653 shares of the Company’s Series B Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $108,664.

On December 26, 2024, the Company issued 10,000 shares of common stock to an accredited investor for their services in bringing RED to market.

On January 3, 2025 and March 6, 2025, the Company granted 360,902 and 373,275 restricted stock units (RSUs), respectively, to certain employees pursuant to the 2022 NeurAxis, Inc. Omnibus Securities and Incentive Plan, as amended on August 15, 2024. The RSUs vest annually over a three-year cliff-vesting period and are payable in shares of the Company’s common stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting.

On January 17, 2025, the Company issued (i) 39,471 shares of common stock to its independent board members for their service from April 1, 2024 through December 31, 2024 and (ii) 186,166 shares of common stock to an accredited investor upon conversion of 502,647 common stock warrants in a cash less exercise transaction.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a growth stage company focused on developing neuromodulation therapies to address chronic and debilitating conditions in children. Our mission is to provide solutions that create value and provide better and safer patient outcomes. Our IB-Stim device is a PENFS system intended to be used in patients 8-21 years of age with functional abdominal pain associated with IBS. Our device already has market clearance from FDA for functional abdominal pain associated with IBS in children. Other indications in our pipeline are comprised of functional nausea in children, post-concussion syndrome in children, and cyclic vomiting syndrome in children.

Since our inception, we have incurred significant operating losses. Our net loss was $8,241,501 and $14,626,683 for the years ended December 31, 2024 and 2023, respectively. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim and RED devices and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

Factors Affecting our Business and Results of Operations

Revenue

Our revenue is derived from the sale of our IB-Stim device to healthcare companies, primarily hospitals and clinics. Sales generally are not seasonal and only mildly correlated with economic cycles. Our IB-Stim device sells for $1,195 per device, and each child being treated for functional abdominal pain associated with IBS will use four.

Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We enter into sales agreements with customers for IB-Stim devices based on purchase orders and standard terms, which vary slightly based on the customer’s form, and conditions of sale. Standard payment terms generally are that payment is due within 30 days. Our largest sales were to three customers representing approximately 40% and 45% of total sales for the years ended December 31, 2024 and 2023, respectively.

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

Expenses

We have four categories of expenses: cost of goods sold, selling, research and development (“R&D”), and general and administrative (“G&A”).

Costs of goods sold consist of costs paid for the IB-Stim device to our contract manufacturer along with shipping and handling costs and expired inventory charges. Expired inventory expense is related to our FDA clearance for our device in the treatment of functional abdominal pain associated with IBS in children. Specifically, a certain component of our IB-Stim device is cleared for a two-year period after the date the device is manufactured, and if the device is not sold in such period, we must take the device out of inventory and write it off. The cost of expired inventory was $25,008 for the year ended December 31, 2023, representing 8.2% of our costs of goods sold. The Company did not have any expired inventory in the year ended December 31, 2024. We have a fixed-price contract with the manufacturer of our IB-Stim device to produce the device. We expect production costs to remain relatively constant and only nominal inventory expirations in the foreseeable future.

Our core selling expenses primarily consist of commissions.

Research and development expense is attributable to our clinical trials and related efforts to have our IB-Stim device cleared by the FDA for other indications. We expect future R&D expenses for other indications, such as functional nausea, post-concussion syndrome and cyclic vomiting syndrome in children.

General and administrative expense primarily consists of wages and benefits, professional fees including legal and audit, insurance, investor relations, advertising, facility costs, utilities and travel.

Results of Operations

Comparison of Year Ended December 31, 2024, and Year Ended December 31, 2023

The following table presents our statements of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net sales	$2,685,925	$2,460,049
Cost of goods sold	362,002	303,345
Gross profit	2,323,923	2,156,704
Selling expenses	324,708	323,569
Research and development	206,107	169,315
General and administrative	8,949,925	8,328,315
Operating loss	(7,156,817)	(6,664,495)
Other (expense) income, net:
Financing charges	(230,824)	(2,772)
Interest expense, net	(174,328)	(476,416)
Change in fair value of warrant liability	(941)	844,854
Change in fair value of derivative financial instruments	—	198,551
Amortization of debt discount and issuance costs	(126,387)	(4,881,622)
Extinguishment of debt liabilities	—	(3,649,561)
Other (expense) income, net	(552,204)	4,778
Total other (expense) income, net	(1,084,684)	(7,962,188)
Net loss	$(8,241,501)	$(14,626,683)

Net Sales

Net sales increased $225,876, or 9.2%, from $2,460,049 for the year ended December 31, 2023, to $2,685,925 for the year ended December 31, 2024, primarily due to volume growth from our financial assistance programs that provide discounts to patients without insurance coverage.

Gross Profit and Gross Margin

Gross profit increased $167,219, or 7.8%, from $2,156,704 for the year ended December 31, 2023, to $2,323,923 for the year ended December 31, 2024, due to higher sales volume. Despite the increase in sales volume, the decrease in gross margin from 87.7% for the year ended December 31, 2023, to 86.5% for the year ended December 31, 2024, was due to higher growth in the Company’s financial assistance programs that are discounted to patients without insurance coverage compared to the Company’s undiscounted full reimbursement customers.

Selling Expenses

Selling expenses increased $1,139, or 0.4%, from $323,569 for the year ended December 31, 2023, to $324,708 for the year ended December 31, 2024, due to higher sales volume.

Research and Development

Research and development expenses increased $36,792, or 21.7%, from $169,315 for the year ended December 31, 2023, to $206,107 for the year ended December 31, 2024, due to costs to bring the RED product to market and higher costs on a medical research project.

General and Administrative

General and administrative expenses increased $621,610, or 7.5%, from $8,328,315 for the year ended December 31, 2023, to $8,949,925 for the year ended December 31, 2024, due to (i) higher legal, insurance, investor relations, board of directors and stock exchange listing costs as a publicly held entity that the Company did not incur prior to its 2023 IPO, (ii) incremental headcount to build out the market access, sales and finance teams, (iii) severance charges related to the Company’s prior Chief Operating Officer, (iv) one-time advisory costs, (v) expenses related to the introduction of an annual short-term incentive program and (vi) higher advertising costs in order to expand market awareness, partially offset by the non-recurrence of 2023 post-IPO consulting and recruiting services and the payment of incentive bonuses contingent upon the 2023 IPO.

Operating Loss

Our operating loss increased $492,322, or 7.4%, from $6,664,495 for the year ended December 31, 2023, to $7,156,817 for the year ended December 31, 2024, primarily due to higher general and administrative expenses partially offset by higher sales volume.

Other (Expense) Income

Other expense decreased $6,877,504 or 86.4%, from $7,962,188 for the year ended December 31, 2023, to $1,084,684 for the year ended December 31, 2024, due to the full conversion of the convertible notes upon the IPO on August 9, 2023, that eliminated any further debt discount, issuance cost, debt extinguishment and fair value derivative valuation net charges and lower interest expense and issuance cost amortization from a lower debt burden in 2024, partially offset by financing charges incurred to settle a 2023 convertible note dispute and other expense to settle certain claims of pre-IPO Series A Preferred Stock shareholders.

Net Loss

Our net loss decreased $6,385,182, or 43.7%, from $14,626,683 for the year ended December 31, 2023, to $8,241,501 for the year ended December 31, 2024, primarily due to (i) higher sales volume, (ii) the elimination of debt discount, issuance cost and fair value derivative valuation net charges as a result of the conversion of notes upon the 2023 IPO and (iii) lower interest expense and issuance cost amortization from a lower debt burden in 2024, partially offset by (iv) financing charges incurred to settle a 2023 convertible note dispute and other expense to settle certain claims of pre-IPO Series A Preferred Stock shareholders and (v) higher general and administrative expenses due to the absence of 2023 post-IPO consulting and recruiting services and the payment of incentive bonuses relating to the 2023 IPO.

Liquidity and Capital Resources

We had cash on hand of $3,696,870 and $78,560 as of December 31, 2024 and 2023, respectively. We maintained a working capital surplus of $1,832,858 and negative working capital of $1,643,058 as of December 31, 2024 and 2023, respectively. The increase in working capital was primarily due to the issuance of $5,000,000 of Convertible Series B Preferred Stock in November 2024 that significantly improved the Company’s liquidity position.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of December 31, 2024, we had stockholders’ equity of $2,067,748, short-term outstanding borrowings of $154,152 and no long-term debt.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing, and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. The primary activity that will drive all customers and revenues is the adoption of insurance coverage by commercial insurance carriers nationally, so this is a top priority of the Company. These activities, including our planned research and development efforts, will require significant uses of working capital through the rest of 2025 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs before the end of 2025.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(6,098,264)	$(6,693,978)
Net cash used in investing activities	(27,776)	(71,781)
Net cash provided by financing activities	9,744,350	6,590,620
Net increase (decrease) in cash and cash equivalents	3,618,310	(175,139)
Cash and cash equivalents at beginning of period	78,560	253,699
Cash and cash equivalents at end of period	$3,696,870	$78,560

Operating Activities – Net cash used in operating activities declined 595,714, or 8.9% from $6,693,978 for the year ended December 31, 2023, to $6,098,264 for the year ended December 31, 2024, primarily due to more issuances of common stock instead of cash for certain services in 2024 than in 2023 and lower interest payments in 2024 due to the conversion of debt in the 2023 IPO, partially offset by payments to past due vendors in 2024 for 2023 services.

Investing Activities – Net cash used in investing activities decreased $44,005, or 61.3%, from $71,781 for the year ended December 31, 2023, to $27,776 for the year ended December 31, 2024, primarily due to the purchase of the Company’s trademark in 2023 that did not recur in 2024.

Financing Activities – Net cash provided by financing activities increased $3,153,730, or 47.9%, from $6,590,620 for the year ended December 31, 2023, to $9,744,350 for the year ended December 31, 2024, primarily due to principal repayments on notes payable in 2023 that did not recur in 2024 and the Company subsequently raised capital from the IPO in 2023 to retire the notes payable and issued Convertible Series B Preferred Stock in 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules from page F-1 of this annual report on Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were, is design and operation, not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management, including our principal executive officer and principal financial officer, recognizes that disclosure controls and procedures and internal controls over financial reporting, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Material Weaknesses

A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following material weaknesses in our internal control over financial reporting were identified as of December 31, 2024:

●	Ineffective approval processes governing (i) timely Board of Directors authorization and (ii) segregation of duties and roles and responsibilities configurations within the Company’s financial reporting system; and
●	Inadequate contract management process to capture all executed agreements prior to the commencement of services in order to ensure accuracy within the proper accounting period.

The following material weaknesses in our internal control over financial reporting were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023:

●	Misapplication of U.S. GAAP as evidenced by the restatement of our unaudited financial statements as of and for the three and nine months ended September 30, 2023; and
●	Ineffective disclosure controls and procedures a result of (i) lack of segregation of duties, (ii) lack of internal control structure review and (iii) misapplication of U.S. GAAP.

In order to remediate the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, undertook measures to enhance the Company’s internal control environment, including the (i) hiring of a principal financial officer and other accounting personnel, (ii) implementation of a documented internal control framework and program, (iii) documentation and communication of business policies such as a delegation of authority over company transactions and invoice approvals and (iv) completion of a formal monthly close process including account reconciliations with supporting documentation. However, management has not fully implemented the remediation steps and expects remediation efforts to continue into fiscal year 2025.

While these remediation efforts are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of the Company’s internal controls over a sustained period of financial reporting cycles, management is committed to maintaining a strong internal control program over financial reporting and will take further actions and implement additional enhancements or improvements as necessary.

Changes in Internal Control Over Financial Reporting

In the most recent quarter as discussed above, there were changes to the design and operation of our internal control over financial reporting. Other than those measures, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act due to an exemption for “smaller reporting companies” as defined by Rule 12b-2 under the Exchange Act.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 13, 2025:

Name	Age	Position
Brian Carrico	43	President, Chief Executive Officer, and Director
Timothy Henrichs (1)	52	Chief Financial Officer
Dr. Adrian Miranda	55	Chief Medical Officer, Senior Vice President of Science and Technology
Dr. Thomas Carrico	68	Chief Regulatory Officer, Compliance Officer and Privacy Officer
Dr. Christopher Robin Brown	71	Director
Bradley Mitch Watkins	50	Director and Chairman of the Board
Beth Keyser	56	Director
Kristin Ferge	51	Director
Gilad Aharon	51	Director

(1)	On January 30, 2024, our former Chief Financial Officer John Seale resigned from his position, effective as of the close of business on January 30th. On the same day, Timothy R. Henrichs resigned as a member of the board of directors, effective February 2, 2024. On January 26, 2024, the board of directors appointed Mr. Henrichs to serve as the CFO, effective on February 5, 2024.

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

Timothy Henrichs, Chief Financial Officer

Timothy Henrichs currently serves as the Company’s Chief Financial Officer since February 5, 2024 and was a director of the Company from August 9, 2023 to February 2, 2024. Mr. Henrichs’ global leadership experience spans over 20 years and across several industries, including healthcare, home improvement, retail, software and education. Previously Mr. Henrichs served as the Chief Financial Officer of Renovo Home Partners since 2022. He also served as the Executive Vice President and Chief Financial Officer of Follett Corporation from 2008 to 2022 and Global Controller of General Electric Company’s Healthcare Clinical Systems division responsible for the manufacture and distribution of medical devices to the ultrasound, patient monitoring and anesthesiology markets from 2005 to 2008 in addition to leadership positions at Federal Signal Corporation and Ernst & Young LLP. Mr. Henrichs earned his bachelor’s degree in accounting from the University of Notre Dame and is a Certified Public Accountant with an inactive license in the State of Illinois.

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

Bradley Mitch Watkins, Director and Chairman of the Board

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

Beth Keyser, Director

With more than 20 years of experience in executive roles in population health, Beth Keyser is skilled at understanding the unique, complex needs of multiple market segments and devises solutions that meet their specific goals. Ms. Keyser is the President, BCBS of Indiana at Anthem, Inc. since 2020. From 2018 to 2020, Ms. Keyser served as the President, Create at Brighton Health Plan Solutions. From 2015 to 2020, Ms. Keyser served as the Senior Vice President, International and Hawaii Markets at Sharecare, Inc. Ms. Keyser received her master’s degree in Executive Master of Science, Health Administration, from University of Alabama at Birmingham.

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

Gilad Aharon, Ph.D.

Dr. Aharon is a co-founder of and has served as a Portfolio Manager at Rosalind Advisors, Inc., since 2006. Dr. Aharon holds a Ph.D. in Biophysics and Molecular Biology from the University of Toronto. Prior to co-founding Rosalind Advisors, Dr. Aharon worked as an equity analyst at Infinium Securities Inc.

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

Board Committees

As of December 31, 2024, the following three standing committees have been established: Audit Committee; Compensation Committee; and Nominating and Corporate Governance Committee. Each of our independent directors, Bradley Mitch Watkins, Beth Keyser, Kristin Ferge and Dr. Gil Aharon, serve on certain committees. Our board has adopted written charters for each of these committees. Copies of the charters are available on our website. Our board may establish other committees as it deems necessary or appropriate from time to time.

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

The Compensation Committee consists of Dr. Gil Aharon, Bradley Mitch Watkins, Beth Keyser, and Kristin Ferge, and Dr. Aharon serves as chair of the Compensation Committee. The board of directors has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and listing standards of NYSE American. The Company believes that the composition of the Compensation Committee meets the requirements for independence under, and the functioning of such Compensation Committee comply with, any applicable requirements of the rules and regulations of listing standards of NYSE American and the SEC.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation earned by our Chief Executive Officer and three other persons who served as executive officers as, at, or during the years ended December 31, 2024 and 2023, and who earned compensation exceeding $100,000 during 2024 and 2023 (the “Named Executive Officers”), for services as executive officers for the last two years.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Benefits ($) (4)	Total ($)
Brian Carrico	2024	352,973	206,730	—	18,673	578,376
Chief Executive Officer	2023	375,000	441,346	—	23,052	839,398

Timothy Henrichs	2024	274,077	112,239	227,000	15,561	628,877
Chief Financial Officer	2023	—	—	—	—	—

Dr. Thomas Carrico	2024	288,307	63,772	—	16,835	368,914
Chief Regulatory Officer	2023	278,837	116,716	—	15,544	411,097

Dr. Adrian Miranda	2024	300,000	63,772	—	18,673	382,445
Chief Medical Officer	2023	300,000	—	—	23,052	323,052

(1)	Represents W-2 Box 1 bi-weekly payments to our executive officers pursuant to their respective employment agreements. Mr. Henrichs began employment on February 5, 2024.

(2)	Represents bonus earned by our executive officers from the annual incentive plan adopted in 2024 upon achievement of certain targets. Mr. Carrico’s bonus includes $62,222 related to the successful issuance of the 2024 Convertible Notes. Bonuses are expected to be paid in 2025.

(3)	Mr. Henrichs was granted 100,000 common stock awards as a hiring grant.

(4)	Represents medical, dental and vision benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2024.

Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Brian Carrico	320,000	—	6.94	09/13/29
Timothy Henrichs	—	—	—	—
Dr. Thomas Carrico	306,236	—	6.94	09/13/29
Dr. Adrian Miranda	337,204	—	6.94	09/13/29

(1)	All option awards were granted under the Innovative Health Solutions, Inc. 2017 Stock Compensation Plan and vested fully upon grant.

Innovative Health Solutions, Inc. 2017 Stock Compensation Plan, As Amended

On October 12, 2017, the Company adopted the Innovative Health Solutions, Inc. 2017 Stock Compensation Plan, as amended on September 13, 2019, September 9, 2021, and November 1, 2022 (collectively, the “2017 Plan”). The purpose of the 2017 Plan is to grant incentive stock options, nonqualified stock options, or restricted stock awards to our officers, employees, directors, advisors, and consultants. The maximum numbers of shares of common stock that may be issued pursuant to awards granted were 1,319,394. Cancelled and forfeited stock options and stock awards may again become available for grant under the 2017 Plan. As of the date of December 31, 2024, options to purchase all 1,319,394 shares of common stock have been granted under the 2017 Plan and remain outstanding, and no shares remain available for issuance under the 2017 Plan. The following summary briefly describes the principal features of the 2017 Plan and is qualified in its entirety by reference to the full text of the 2017 Plan, which is filed as an exhibit to the registration statement of which this prospectus forms a part.

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

Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan, As Amended on August 15, 2024

On November 1, 2022, the Company adopted the Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan (as amended January 18, 2023, the “2022 Plan”). The purpose of the 2022 Plan is to attract, retain and provide incentives to key management employees and non-employee directors of, and non-employee consultants to, the Company and its affiliates, and to align the interests of such employees, non-employee directors and non-employee consultants with those of the Company’s stockholders. The maximum number of shares of common stock that may be issued pursuant to awards granted are 300,000. Cancelled and forfeited stock options and stock awards may again become available for grant under the 2022 Plan. On August 15, 2024, the Company held an annual meeting of stockholders whereby an amendment was approved such that the maximum number of shares of common stock (including shares of common stock underlying options designated as incentive stock options) that may be issued under the Plan shall not exceed six hundred thousand (600,000) shares of Common Stock, plus an annual increase on the first day of each calendar year beginning January 1, 2025 and ending on and including January 1, 2031 equal to the lesser of (i) five percent (5%) of the shares of common stock outstanding on the final day of the immediately preceding calendar year, and (ii) such smaller number of shares of common stock as determined by the Board or the Compensation Committee.

As of the date of this Form 10-K, 896,028 awards have been granted under the 2022 Plan, and 62,791 shares of common stock remain available for issuance under the 2022 Plan. The following summary briefly describes the principal features of the 2022 Plan and is qualified in its entirety by reference to the full text of the 2022 Plan.

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

Shares Available under the Plan: The maximum number of shares of our common stock that may be delivered to participants under the 2022 Plan is 958,820 shares, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the 2022 Plan for which the award lapses, expires, is canceled, terminated, unexercised or ceases to be exercisable again become available for grants under the 2022 Plan.

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

Timothy Henrichs, our Chief Financial Officer entered into an employment agreement with the Company, dated January 1, 2025 which has a five-year initial term and provides for a base salary of $330,000, which shall be increased each year by not less than 3% per annum. Mr. Henrichs also will receive a one-time hiring grant of 100,000 shares of common stock.

If the employment agreement is terminated by the Company without cause (as defined in the employment agreement), Mr. Henrichs will receive any accrued compensation (as defined in the employment agreement) and is entitled to severance payments as follows:

●	If termination occurs during the initial term, the severance payment shall be the amount equal to the greater of (a) one times Mr. Henrichs’ base salary as of the termination date; and (b) one times the total amount of Mr. Henrichs’ bonus payments the Company paid Mr. Henrichs over the one year prior to the termination date, to be paid in substantially equal monthly installments over the course of one year.

●	If termination occurs after the initial term, the severance payment shall be the amount equal to the greater of (a) one and times Mr. Henrichs’ base salary as of the termination date; and (b) one times the total amount of Mr. Henrichs’ bonus payments the Company paid Mr. Henrichs over the one (1) year prior to the termination date, to be paid in substantially equal monthly installments over the course of 12 months following the termination date.

●	In addition, as part of the severance payment, we agreed to pay Mr. Henrichs monthly COBRA premiums for continuation of health coverage for 18 months post termination.

If the employment agreement is terminated by the Company for cause, Mr. Henrichs will forfeit any unpaid Annual Deferred Bonus Payment, but will receive any unpaid base salary that has been earned at the time of such termination, reimbursement of any expenses properly incurred prior to the Mr. Henrichs’ termination date; and accrued and unused paid time off (“PTO”), if any, in accordance with the Company’s PTO policy in effect on Mr. Henrichs’ termination date.

Mr. Henrichs may terminate the employment agreement without good reason upon more than thirty (30) days’ prior written notice or for good reason without prior written consent, and will receive accrued compensation (as defined in the employment agreement) and the unpaid balance of the deferred bonus.

Pursuant to the employment agreement, Mr. Henrichs also agreed to (i) not disclose to any unauthorized person or use for his own account any confidential information without the prior written consent of the Company or the board of directors, (ii) will not, directly or indirectly encourage, solicit, induce (or attempt to encourage, solicit or induce) any employee or agent of the Company that was employed (or otherwise engaged) at the time of his separation during his employment and for 24 months after his separation from that employment for any reason; (iii) will not, directly or indirectly, have any ownership interest in, work for, advise, manage, act as an agent or consultant for, or have any business connection or business or employment relationship with any entity or person which competes with Company; (iv) will not, directly or indirectly, have any ownership interest in, work for, advise, manage, act as an agent or consultant for, or have any business connection or business or employment relationship with any entity or person which competes with the Company during his employment and, (v) will not, directly or indirectly and in a competitive capacity own, manage, finance, operate, control or participate in ownership, management, or operation of, act as an agent, consultant, or be employed with, any business engaged in the design, manufacture, marketing, sale or servicing of any service or product with which Mr. Henrichs was involved during his last year of employment with the Company; or which the Company is developing, producing, marketing, selling or servicing (or plans to develop, produce, market, sale or service) and about which Mr. Henrichs gained any confidential information in the course of his employment with the Company for a period of 24 months after his separation from the Company.

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

Non-Employee Director Compensation

The following table presents the compensation awarded to or earned by or paid to all individuals who served as non-employee directors during the years ended December 31, 2024 and 2023. We do not provide additional compensation to directors who are our employees for also serving as a director.

Name	Year	Fees Earned ($)	Stock Awards Earned ($)	Total ($)
Bradley M. Watkins	2024	60,000	50,000	110,000
	2023	23,836	19,863	43,699

Beth Keyser	2024	60,000	50,000	110,000
	2023	23,836	19,863	43,699

Kristin Ferge (1)	2024	49,151	40,959	90,110
	2023	—	—	—

Timothy Henrichs (2)	2024	5,260	4,384	9,644
	2023	23,836	19,863	43,699

(1) Kristin Ferge was appointed to the board of directors on March 7, 2023.

(2) On January 30, 2024, Timothy R. Henrichs resigned as a member of the board of directors, effective February 2, 2024 and became the Company’s Chief Financial Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 13, 2025 based on 7,215,864 shares of common stock outstanding. In addition, holders of Series B Preferred Stock are entitled to an additional 2,681,208 votes (solely for purposes of voting rights, the conversion price is $3.80 per share). Therefore, the total votes of the Company’s currently outstanding securities is 9,897,072 votes, subject to a maximum voting percentage cap of between 4.99% and 19.99% of the votes outstanding set at the discretion of each holder of Series B Preferred Stock.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any common stock that the person has the right to acquire within 60 days of March 13, 2025 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Beneficially Ownership Common Stock
	Shares	Percentage	Percentage of Voting Power
Name of beneficial owner 5% shareholders:
Masimo Corporation (1)	821,327	10.9%	8.3%
Brian P. Hannasch (2)	770,753	10.7%	7.8%
Rosalind Master Fund LP (3) (8)	796,800	9.9%	9.9%
Named executive officers and directors:
Brian Carrico (4)	340,118	4.5%	3.4%
Timothy Henrichs	-	*	*
Adrian Miranda (5)	337,204	4.5%	3.4%
Thomas Carrico (6)	311,236	4.1%	3.1%
Christopher Robin Brown	792,837	11.0%	8.0%
Bradley Mitch Watkins	24,737	*	*
Beth Keyser	24,737	*	*
Kristin Ferge	14,340	*	*
Gil Aharon(7)	105,042	1.4%	*
All executive officers and directors as a group (nine (9) persons)	1,950,251	26.4%	19.3%

*	Less than 1%.

(1) The business address for Masimo Corporation is 52 Discovery, Irvine, California 92618. Shares of common stock beneficially owned consist of (i) 531,548 shares of common stock and (ii) warrants to purchase 289,779 shares of common stock.

(2) Shares of common stock beneficially owned consist of (i) 757,901 shares of common stock and (ii) warrants to purchase 12,852 shares of common stock.

(3) The business address for Rosalind Master Fund LP is c/o Rosalind Advisors, Inc., 15 Wellesley Street West, Suite 326, Toronto, ON, Canada M4Y 0G7. Shares of beneficially owned common stock consist of 1,890,756 shares of common stock issuable upon conversion of 1,890,756 shares of Series B Preferred Stock, subject to an ownership cap of 9.99%, which equals 796,800 shares. 1,890,756 shares of Series B Preferred Stock entitle Rosalind Master Fund LP to 1,184,210 votes, subject to a maximum percentage of 9.99%, or 988,717 votes.

(4) Shares of common stock beneficially owned consist of (i) 20,118 shares of common stock and (ii) 320,000 stock options.

(5) Shares of common stock beneficially owned consist of 337,204 stock options.

(6) Shares of common stock beneficially owned consist of (i) 5,000 shares of common stock and (ii) 306,236 stock options.

(7) Shares of common stock beneficially owned consist of 105,042 shares of common stock issuable upon conversion of 105,042 shares of Series B Preferred Stock. 105,042 shares of Series B Preferred Stock entitle Gil Aharon to 65,789 votes.

(8) Mr. Aharon has indirect ownership over Rosalind Master Fund LP.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2023, to which we have been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11. Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

The Company has two demand notes receivable from its two founding shareholders, Christopher Robin Brown and Gary Peterson, related to the sale of common stock on January 1, 2016. The initial balances of both notes were $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. As of December 31, 2023, the balances of both notes were $506,400. The entire $1,012,800 balance has been fully reserved as of December 31, 2024.

The Company has loans payable to Christopher Robin Brown, one of our founders and a member of our board of directors, related to funding needs for operations with original principal amounts of $55,000 and $50,000 each bearing interest at 15% per annum. In August 2023, the Company used a portion of the proceeds from the IPO to repay these loans payable in full, including $37,103 in interest.

Mr. Watkins, Director, provided certain sales, marketing and commercialization consulting services to the Company prior to his appointment to the Board of Directors. For the fiscal years ended December 31, 2024 and 2023, the Company paid Mr. Watkins $0 and $11,083, respectively.

John Seale, our former Chief Financial Officer, is also the managing partner of a third- party public accounting firm that provides contracted services to the Company. Mr. Seale, through the third-party firm, has provided accounting services since 2017. For the fiscal years ended December 31, 2024 and 2023, the Company paid the third-party accounting firm $207,103 and $312,803, respectively, for accounting services.

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

	2024	2023
Audit Fees (1)	$181,195	$221,570

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

3. Exhibits (including those incorporated by reference).

(b) Exhibits

Exhibit
Number	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Registration Statement on Form S-1, filed on January 10, 2023)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.2 to Registration Statement on Form S-1, filed on January 26, 2023)

3.3	Certificate of Amendment to the Certificate of Incorporation of Neuraxis, Inc., dated August 22, 2024 (incorporated by reference to exhibit 3.1 to Quarterly Report on Form10-Q, filed on November 12, 2024)

3.4	Certificate of Designation of Series B Preferred Stock, dated August 22, 2024 (incorporated by reference to exhibit 3.2 to Quarterly Report on Form10-Q, filed on November 12, 2024)

3.6	Amendment No. 1 to Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to exhibit 3.1 to current report on Form 8-K, furnished to the SEC on November 21, 2024)

3.7	Bylaws (incorporated by reference to exhibit 3.3 to Registration Statement on Form S-1, filed on January 10, 2023)

4.1*	Description of the Company’s Securities

4.2	Second Amendment to Shareholders’ Agreement, dated January 8, 2023 (incorporated by reference to exhibit 4.21 to Registration Statement on Form S-1, filed on January 10, 2023)

10.1†	Employment Agreement between Neuraxis, Inc. and Brian Carrico, dated as of August 9, 2022 (incorporated by reference to exhibit 10.12 to Registration Statement on Form S-1, filed on January 10, 2023)

10.2†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Brian Carrico, dated as of May 4, 2023 (incorporated by reference to exhibit 10.13 to Registration Statement on Form S-1, filed on June 1, 2023)

10.3†	Employment Agreement between Neuraxis, Inc. and Adrian Miranda, dated as of August 17, 2022 (incorporated by reference to exhibit 10.13 to Registration Statement on Form S-1, filed on January 10, 2023)

10.4†	Employment Agreement between Neuraxis, Inc. and Thomas Carrico, dated as of August 9, 2022 (incorporated by reference to exhibit 10.14 to Registration Statement on Form S-1, filed on January 10, 2023)

10.5†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Thomas Carrico, dated as of May 4, 2023 (incorporated by reference to exhibit 10.16 to Registration Statement on Form S-1, filed on June 1, 2023)

10.6†	Employment Agreement between Neuraxis, Inc. and Dan Clarence, dated as of August 9, 2022 (incorporated by reference to exhibit 10.15 to Registration Statement on Form S-1, filed on January 10, 2023)

10.7†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Dan Clarence, dated as of May 4, 2023 (incorporated by reference to exhibit 10.18 to Registration Statement on Form S-1, filed on June 1, 2023)

10.8†	Employment Agreement between Neuraxis, Inc. and Christopher Robin Brown, dated as of August 9, 2022 (incorporated by reference to exhibit 10.16 to Registration Statement on Form S-1, filed on January 10, 2023)

10.9†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Christopher Robin Brown, dated as of May 4, 2023 (incorporated by reference to exhibit 10.20 to Registration Statement on Form S-1, filed on June 1, 2023)

10.10†	Employment Agreement between Neuraxis, Inc. and Gary Peterson, dated as of August 9, 2022 (incorporated by reference to exhibit 10.17 to Registration Statement on Form S-1, filed on January 10, 2023)

10.11†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Gary Peterson, dated as of May 4, 2023 (incorporated by reference to exhibit 10.22 to Registration Statement on Form S-1, filed on June 1, 2023)

10.12†	Innovative Health Solutions, Inc. 2017 Stock Compensation Plan, as amended (incorporated by reference to exhibit 10.20 to Registration Statement on Form S-1, filed on January 10, 2023)

10.13†	Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan (incorporated by reference to exhibit 10.21 to Registration Statement on Form S-1, filed on January 10, 2023)

10.14†	First Amendment to Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan (incorporated by reference to exhibit 10.26 to Registration Statement on Form S-1, filed on January 26, 2023)

10.15	Securities purchase agreement, dated November 9, 2023, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on November 14, 2023)

10.16	Registration rights agreement, dated November 9, 2023, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on November 14, 2023)

10.21	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on February 15, 2024)

10.22	Form of Convertible Promissory Note (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on February 15, 2024)

10.23	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 to current report on Form 8-K, furnished to the SEC on February 15, 2024)

10.24	First Amendment to Securities Purchase Agreement, dated February 12, 2024, between the Company and Flagstaff International (incorporated by reference to exhibit 10.4 to current report on Form 8-K, furnished to the SEC on February 15, 2024)

10.25	Third Amendment to Securities Purchase Agreement, dated March 22, 2024, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on March 28, 2024)

10.26	Form of Convertible Promissory Note issued to Flagstaff International, LLC (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on March 28, 2024)

10.27	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on May 28, 2024)

10.28	Form of Convertible Promissory Note (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on May 28, 2024)

10.29	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 to current report on Form 8-K, furnished to the SEC on May 28, 2024)

10.30†	Form of Unrestricted Stock Award Agreement by and between NeurAxis, Inc. and Grantees dated on July 1, 2024 (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on July 5, 2024)

10.31	Fourth Amendment to Securities Purchase Agreement, dated October 12, 2024, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on October 18, 2024)

10.32	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on October 18, 2024)

10.33	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 to current report on Form 8-K, furnished to the SEC on October 18, 2024)

10.34	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on November 15, 2024)

10.35	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on November 15, 2024)

19.1*	Insider Trading Policy

21.1	List of Subsidiaries of Neuraxis, Inc. (incorporated by reference to exhibit 21.1 to Registration Statement on Form S-1, filed on January 10, 2023)

23.1*	Consent of Rosenberg Rich Baker Berman, P.A.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

97.1	NeurAxis, Inc. Compensation Recovery Policy (incorporated by reference to exhibit 97.1 to Annual Report on Form 10-K, filed on April 16, 2024)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Executive compensation plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

Index to Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neuraxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Neuraxis, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey
March 20, 2025

Neuraxis, Inc.

Balance Sheets

	December 31, 2024	December 31, 2023
Assets

Current Assets:
Cash and cash equivalents	$3,696,870	$78,560
Accounts receivable, net of credit losses of $5,000 and $11,993 as of December 31, 2024 and 2023, respectively	244,618	73,167
Inventories, net of reserves of $4,454 and $0 as of December 31, 2024 and 2023, respectively	44,328	21,220
Prepaids and other current assets	280,367	69,663
Total current assets	4,266,183	242,610

Property and Equipment, at cost:	464,402	436,626
Less - accumulated depreciation	(374,420)	(348,074)
Property and equipment, net	89,982	88,552

Other Assets:
Operating lease right of use asset, net	284,656	70,263
Intangible assets, net	96,588	108,073
Security deposit	20,163	—
Total Assets	$4,757,572	$509,498

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Balance Sheets

	December 31, 2024	December 31, 2023
Liabilities

Current Liabilities:
Accounts payable	$596,946	$1,204,219
Accrued expenses	1,577,780	401,088
Notes payable	154,152	148,062
Current portion of operating lease payable	62,754	49,127
Customer deposits	32,527	74,947
Warrant liabilities	9,166	8,225
Total current liabilities	2,433,325	1,885,668

Non-current Liabilities:
Operating lease payable, net of current portion	256,499	27,071
Total non-current liabilities	256,499	27,071

Total liabilities	2,689,824	1,912,739

Commitments and contingencies (see note 16)

Stockholders’ Equity (Deficit)

Convertible Series B Preferred stock, $0.01 par value; 5,000,000 and 0 shares authorized, 4,280,939 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4,281	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,990,227 and 6,508,897 issued and outstanding as of December 31, 2024 and 2023, respectively	6,990	6,509
Additional paid in capital	58,856,089	47,148,361
Accumulated deficit	(56,799,612)	(48,558,111)

Total stockholders’ equity (deficit)	2,067,748	(1,403,241)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,757,572	$509,498

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Statements of Operations

	For the Years Ended December 31,
	2024	2023

Net sales	$2,685,925	$2,460,049
Cost of goods sold	362,002	303,345

Gross profit	2,323,923	2,156,704

Selling expenses	324,708	323,569
Research and development	206,107	169,315
General and administrative	8,949,925	8,328,315

Operating loss	(7,156,817)	(6,664,495)

Other (expense) income:
Financing charges	(230,824)	(2,772)
Interest expense	(174,328)	(476,416)
Change in fair value of warrant liability	(941)	844,854
Change in fair value of derivative liability	—	198,551
Amortization of debt discount and issuance cost	(126,387)	(4,881,622)
Extinguishment of debt liabilities	—	(3,649,561)
Other income	33,620	15,133
Other expense	(585,824)	(10,355)
Total other (expense) income, net	(1,084,684)	(7,962,188)

Net loss	$(8,241,501)	$(14,626,683)
Preferred stock dividends	(211,268)	-
Net loss available to common stockholders	$(8,452,769)	$(14,626,683)

Per-share data
Basic and diluted loss per share	$(1.22)	$(4.50)

Weighted average shares outstanding
Basic and diluted	6,918,887	3,252,328

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Statements of Stockholders’ Equity (Deficit)

	Convertible Series A Preferred Stock		Convertible Series Seed Preferred Stock		Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2023	506,637	$507	115,477	$115	-	$-	1,963,322	$1,963	$28,355,230	$(33,931,428)	$(5,573,613)
Common stock issued upon initial public offering	-	-	-	-	-	-	1,098,667	1,099	4,109,578	-	4,110,677
Common stock issued upon preferred stock conversion	(506,637)	(507)	(115,477)	(115)	-	-	1,244,228	1,244	(622)	-	-
Common stock issued upon debt conversion	-	-	-	-	-	-	1,649,900	1,650	9,897,833	-	9,899,483
Common stock issued from agreements	-	-	-	-	-	-	425,000	425	749,575	-	750,000
Reclassification of warrant liability to equity	-	-	-	-	-	-	-	-	3,720,997	-	3,720,997
Warrants exercised	-	-	-	-	-	-	127,780	128	315,770	-	315,898
Net loss	-	-	-	-	-	-	-	-	-	(14,626,683)	(14,626,683)
Balances at December 31, 2023	-	-	-	-	-	-	6,508,897	6,509	47,148,361	(48,558,111)	(1,403,241)
Warrants exercised	-	-	-	-	-	-	11,000	11	26,169	-	26,180
Additional paid in capital from warrants issued under advisory agreement	-	-	-	-	-	-	-	-	157,745	-	157,745
Additional paid in capital from warrants issued as debt discount	-	-	-	-	-	-	-	-	97,465	-	97,465
Common stock issued from agreements	-	-	-	-	-	-	470,330	470	1,407,541	-	1,408,011
Debt discount on mandatory conversion of convertible promissory notes to Series B Preferred Stock	-	-	-	-	-	-	-	-	(165,577)	-	(165,577)
Conversion of convertible promissory notes to Series B Preferred Stock	-	-	-	-	2,073,524	2,074	-	-	4,932,929	-	4,935,003
Issuance of Series B Preferred Stock	-	-	-	-	2,207,415	2,207	-	-	5,251,456		5,253,663
Net loss	-	-	-	-	-	-	-	-	-	(8,241,501)	(8,241,501)
Balances at December 31, 2024	-	$-	-	$-	4,280,939	$4,281	6,990,227	$6,990	$58,856,089	$(56,799,612)	$2,067,748

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(8,241,501)	$(14,626,683)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and issuance cost	126,387	4,881,622
Depreciation and amortization	37,831	40,725
Provisions for losses on accounts receivable	7,395	25,281
Provision for losses on inventory	4,454	—
Non-cash lease expense	32,075	31,119
Non-cash interest expense	—	260,777
Stock based compensation	227,000	—
Extinguishment of debt liabilities	—	3,649,561
Issuance of common stock for non-cash consideration	1,177,187	750,000
Fair value of warrants issued for non-cash consideration	157,745	—
Finance charges	230,824	2,772
Change in fair value of derivative liabilities	—	(198,551)
Change in fair value of warrant liabilities	941	(844,854)
Changes in operating assets and liabilities:
Accounts receivable	(178,845)	75,951
Inventory	(32,500)	26,913
Prepaids and other current assets	56,157	(68,937)
Accounts payable	(607,273)	(387,897)
Accrued expenses	949,693	(294,154)
Customer deposits	(42,420)	15,773
Operating lease liability	(3,414)	(33,396)
Net cash used by operating activities	(6,098,264)	(6,693,978)

Cash Flows from Investing Activities
Additions to property and equipment	(27,776)	(30,781)
Additions to intangible assets	—	(41,000)
Net cash used by investing activities	(27,776)	(71,781)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	4,847,457
Proceeds from issuance of Series B preferred stock	5,253,663	—
Deferred offering costs paid	—	—
Proceeds from exercised warrants	26,180	209,097
Principal payments on notes payable	(275,994)	(3,553,765)
Proceeds from notes payable	—	159,831
Proceeds from convertible notes	4,935,003	5,460,000
Financing fees paid	(194,502)	(552,000)
Net cash provided by financing activities	9,744,350	6,590,620

Net Increase (Decrease) in Cash and Cash Equivalents	3,618,310	(175,139)

Cash and Cash Equivalents at Beginning of Period	78,560	253,699

Cash and Cash Equivalents at End of Period	$3,696,870	$78,560

Supplemental Disclosure of Non-Cash Operating Activities
Cash paid for interest	$33,830	$214,562
Cash received for income taxes	10,164	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Recognition of right of use asset	$284,339	$—
Conversion of convertible promissory notes to Series B preferred stock	4,935,000	—
Fair value of warrants from debt discount in convertible notes classified as additional paid in capital	97,465	—
Write-off of debt discount on convertible notes classified as additional paid in capital	165,577	—
Issuance of note payable to financing company for insurance premiums	282,086	—
Fair value of warrant liabilities of warrants from convertible notes	—	2,446,502
Fair value of derivative liabilities of conversion feature from convertible notes	—	2,375,378
Reclassification of warrant liability to equity	—	3,720,997
Conversion of preferred stock to common stock	—	1,244

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Notes to Financial Statements

1. Basis of Presentation, Organization and Other Matters

Neuraxis, Inc. (“we,” “us,” the “Company,” or “Neuraxis”) was established in 2011 and incorporated in the state of Indiana on April 17, 2012, under the name of Innovative Health Solutions, Inc. In 2022, the name was changed to Neuraxis, Inc. and the Company filed a Certificate of Conversion to become a Delaware corporation that increased the number of authorized shares and established a par value.

The Company is headquartered in Carmel, Indiana, and specializes in the development, production, and sale of medical neuromodulation devices. The Company has developed four FDA cleared products: (i) the IB-STIM (DEN180057, 2019), (ii) the Rectal Expulsion Device (“RED”) (K242304, 2024), (iii) NSS-2 Bridge (DEN170018, 2017) and (iv) the original 510(K) clearance (K140530, 2014).

●	The IB-STIM is a percutaneous electrical nerve field stimulator (PENFS) device that is indicated in patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome. The IB-STIM currently is one of two products marketed and sold by the Company.

●	RED is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity patients who experience desire or urge to defecate at lower volumes of distention. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal. The NSS-2 Bridge device was licensed to Masimo Corporation in April 2020, and the Company received a one-time licensing fee of $250,000 from Masimo. Masimo markets and sells this product as its Masimo Bridge, and the Company will not receive any further licensing payments or other revenue from this product.

●	The original 510(K) device was the EAD, an electroacupuncture device, now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

On January 10, 2023, the Company’s board of directors authorized a 1-for-2 reverse stock split. All per share information has been adjusted for this reverse stock split. The reverse split became effective on January 12, 2023. All share and per share amounts for the common stock have been retroactively restated to give effect to the splits.

As part of the conversion to a Delaware corporation, the total number of shares of all classes of stock which the Corporation had authority to issue was (1) 100,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”) and (ii) 1,120,000 shares of Preferred Stock, par value $0.001 per share (“Preferred Stock”), 1,000,000 shares of which was designated as “Series A Preferred Stock” and 120,000 shares of which were designated as “Series Seed Preferred Stock” with the rights, preferences, powers, privileges and restrictions, qualifications and limitations set forth in this Article IV of the Delaware Certificate of Incorporation. All share amounts have been retroactively restated to give effect to these changes.

On August 9, 2023, the Company consummated an initial public offering (“IPO”), conducted on a firm commitment basis, pursuant to which it sold 1,098,667 shares of its common stock at a price of $6.00 per share, resulting in gross proceeds to the Company of $6,592,002. Net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses paid by the Company, were $4,110,721. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended, declared effective by the SEC on August 9, 2023. Alexander Capital L.P. (“Alexander”) acted as sole book-running manager for the offering and Spartan Capital Securities, LLC acted as co-manager for the offering. The underwriters did not exercise their option to purchase up to an additional 164,801 shares of common stock. The Company paid the underwriters an underwriting discount of seven percent (7%) of the amount raised in the offering. In addition, we also paid the underwriters a non-accountable expense allowance in the amount of 1% (such 8% in commissions and fees amounted to a total of $527,000) at closing, as well as $175,000 for the reimbursement of certain of the underwriters’ expenses. Additionally, as partial consideration for services rendered in connection with the offering, the Company issued Alexander unregistered warrants to purchase an aggregate of 65,921 shares of Company common stock, representing 6.0% of the aggregate shares sold in the offering. The warrants had an initial exercise price of $7.20 per share (equal to 120% of the offering price per share), a term of five years from the commencement of sales in the offering, and are exercisable at any time.

On August 15, 2024, the Company’s shareholders (i) authorized 5,000,000 shares of preferred stock of which 4,000,000 were designated at $0.001 par value “Series B Preferred Stock” inclusive of cumulative dividends, due and payable quarterly at the Company’s discretion either in cash or common stock when declared, at a rate of 8.5% per annum through June 30, 2025, (ii) retired 1,000,000 shares of Series A Preferred Stock and (iii) retired 120,000 shares of Series Seed Preferred Stock. On November 11, 2024, the Company’s shareholders authorized (i) an increase in the number of designated Series B Preferred Stock to 5,000,000 shares and (ii) an extension of the 8.5% cumulative dividend period to December 31, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not hold any cash equivalents as of December 31, 2024 and 2023.

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances, net of an allowance for credit losses. Management evaluates many factors when determining the collectability of specific customer accounts, including, but not limited to, creditworthiness, past transaction and payment history, current economic industry trends and changes in payment terms. Management used assumptions and judgment based on the best available facts and circumstances to estimate and record an allowance. The allowance for credit losses was $5,000 and $11,993 as of December 31, 2024 and 2023, respectively. The Company recorded credit losses for the years ended December 31, 2024 and 2023 of $7,395 and $25,281, respectively.

Neuraxis, Inc.

Notes to Financial Statements

Customer Deposits

Customer deposits consists of payments and returned devices from clients in advance of revenue recognition. The Company will recognize the customer deposits over the next year. As of December 31, 2024, and 2023, the Company had customer deposits of $32,527 and $74,947, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. For the years ended December 31, 2024 and 2023, $0 and $25,008 were expensed as expired inventory, respectively. Inventory reserves totaled $4,454 and $0 as of December 31, 2024 and 2023, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Depreciation is calculated using the following estimated useful lives:

Classification	Years
Machinery and Equipment	7-10
Furniture and Fixtures	3-10
Computer Hardware	5
Leasehold Improvements	10-20

Depreciation expense was $26,346 and $30,240 during the years ended December 31, 2024 and 2023, respectively.

Research and Development

Costs for research and development are expensed as incurred. Research and development expenses consist primarily of clinical research studies and new product development.

Intangible Assets

Intangible assets consist of software, patents, a trademark and a license. Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives. Capitalized patent costs, net of accumulated amortization, includes legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write off any capitalized patent costs at that time.

The Company purchased a trademark related to the Company’s name for $50,000. The trademark does not have a determinate life and therefore the cost is not being amortized.

The Company entered into an option agreement on April 12, 2023 to bring an optionor’s invention to commercialization via a royalty-bearing licensing agreement. The agreement required an initial payment of $1,000 and was fully amortized in the year ended December 31, 2024.

Neuraxis, Inc.

Notes to Financial Statements

We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable. During the years ended December 31, 2024, and 2023, the Company recorded no impairment charges for intangible assets.

Amortization expense was $11,485 and $10,485 during the years ended December 31, 2024 and 2023, respectively.

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

Management’s evaluation of the Company’s deferred tax assets and liabilities did not have a material effect on the Company’s financial statements. Furthermore, no interest or penalties have been accrued or charged to expense as of December 31, 2024 and 2023 and for the years then ended.

Advertising Cost

Advertising costs are expensed as incurred and amounted to $232,125 and $192,400 for the years ended December 31, 2024 and 2023, respectively, and are classified as general and administrative expenses in the statements of operations.

Neuraxis, Inc.

Notes to Financial Statements

Warrant Liabilities

Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its common stock, to determine if such instruments are liabilities pursuant to ASC 480 and ASC 815-15. The classification of derivative financial instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included an exercise price, the stock price as of the valuation date, an expected remaining term of each warrant as of the valuation date, estimated volatility, a dividend yield, and a risk-free rate. The Company records the change in the fair value of the warrant as other income or expense in the statements of operations.

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

The Company’s Level 1 assets/liabilities include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on December 31, 2024 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 3 assets/liabilities include warrant liabilities. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. The valuation techniques involve management’s estimates and judgment based on unobservable inputs. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

Neuraxis, Inc.

Notes to Financial Statements

The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3	Valuation Methodology	Unobservable Inputs
Fair value of warrant liabilities as of December 31, 2024	$9,166	$—	$—	$9,166	Black-Scholes model	Project simulated cash flows
Fair value of warrant liabilities as of December 31, 2023	$8,225	$—	$—	$8,225	Black-Scholes model	Project simulated cash flows

There were no transfers between any of the levels during the years ended December 31, 2024 and 2023. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s assets and liabilities are also subject to recurring fair value measurements. As of December 31, 2024 and 2023, the Company had no assets that were measured on a recurring basis.

Basic and Diluted Net Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents that were outstanding for the periods presented. In periods when losses are reported, which is the case for December 31, 2024 and 2023 presented in these financial statements, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Preferred stock dividends (neither declared nor paid) were $211,268 and $0 as of December 31, 2024 and 2023, respectively.

Neuraxis, Inc.

Notes to Financial Statements

The Company had the following potentially dilutive common stock equivalents at December 31, 2024 and 2023:

	2024	2023

Options	1,319,394	1,319,394
Pre-Funded Warrants for Common Stock	289,779	—
Warrants	2,352,751	1,822,358
Series B Preferred Stock	4,280,939	—
Totals	8,242,863	3,141,752

The following table shows the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends.

	For the Years Ended December 31,
	2024	2023
Numerator
Net loss	$(8,241,501)	(14,626,683)
Preferred stock dividends	(211,268)	—
Net loss available to common stockholders	(8,452,769)	(14,626,683)
Denominator
Weighted-average shares of common stock outstanding - basic and diluted	6,918,887	3,252,328
Basic and diluted net loss per share	$(1.22)	$(4.50)

Stock-Based Compensation

The Company accounts for all stock-based awards at fair value. The Company recognizes its stock-based compensation expense using the straight-line method. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon an actual forfeiture.

The Company accounts for the granting of stock options and restricted stock units to employees and non-employees using the fair value method whereby all awards are measured at fair value on the date of the grant. The fair value of all employee stock options and restricted stock units is expensed over the requisite service period with a corresponding increase to additional paid-in capital. Upon exercise of stock options, the consideration paid by the option holder is recorded in additional paid-in capital, while the par value of the shares received is reclassified from additional paid-in-capital to common stock. Upon vesting of restricted stock units, the par value of the shares issued are reclassified from additional paid-in-capital to common stock.

Stock-based awards to non-employees are measured based on the fair value of the equity instrument issued. Compensation expense for non-employee stock awards is recognized over the requisite service period following the measurement of the fair value on the grant date.

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

Neuraxis, Inc.

Notes to Financial Statements

Revenue Recognition

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

The Company estimates credit losses on accounts receivable by utilizing an aging schedule.

The Company offers a Patient Assistance Program for patients without insurance coverage for IB-Stim. This program offers potential self-pay discounts for IB-Stim devices, based upon household income and size.

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

The following table disaggregates the Company’s revenue based on the customer’s location by state for the years ended December 31:

	2024	2023
California	$778,209	$601,235
Ohio	431,328	407,632
Illinois	246,217	117,963
Wisconsin	157,786	292,601
Massachusetts	154,407	127,300
Florida	149,985	186,840
All other states	767,993	726,478
	$2,685,925	$2,460,049

Certain economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows. All of the Company’s products are sold to healthcare customers including hospitals and clinics. Sales to healthcare customers lack seasonality and have a mild correlation with economic cycles. All of the Company’s sales are to customers located within the United States. Sales contracts consist of purchase orders that are short-term (i.e., less than or equal to one year).

Neuraxis, Inc.

Notes to Financial Statements

The Company typically satisfies its performance obligations for goods at a point in time as they are received at the customer’s destination (rather than over time). Goods are shipped by common carrier to customers under FOB destination terms. As such, ownership of goods in transit is transferred to the customer upon receipt as the Company bears the associated risks (e.g., loss, damage, delay). Management typically relies on shipping information from common carriers to evaluate when the customer has obtained control of the goods. Shipping and handling costs are recorded as Cost of Goods Sold in the Statements of Operations.

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

At the time revenue is recognized, the Company estimates expected returns and excludes those amounts from revenue. The Company also maintains appropriate accounts to reflect the effects of expected returns on the Company’s financial position and periodically adjusts those accounts to reflect its actual return experience. Estimated returns totaled $5,000 and $0 as of December 31, 2024 and 2023, respectively.

Payment for goods sold by the Company is typically due after an invoice is sent to the customer, within 30 days. The Company does not offer discounts if the customer pays some or all of an invoiced amount prior to the due date. None of the Company’s contracts have a significant financing component.

Medical devices that the Company contracts to sell and transfer to customers are manufactured by one specific third-party manufacturer located within the state of Indiana. In no case does the Company act as an agent (i.e., the Company does not provide a service of arranging for another party to transfer goods to the customer).

Neuraxis, Inc.

Notes to Financial Statements

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

Concentrations of Credit Risk

The Company’s business activity consists of the sale of medical neuromodulation devices to doctors, clinics, and hospitals across the country. Receivables consist of unsecured amounts due from customers. The table below sets forth the Company’s customers that accounted for greater than 10% of its net accounts receivable for the years ended December 31, 2024 and 2023, respectively.

		Percentage of Net Accounts		Percentage of Net Accounts
	2024	Receivable	2023	Receivable
Customer A	$119,616	49%	$-	0%
Customer B	-	0%	23,900	28%
Customer C	22,799	9%	14,401	17%
Customer D	-	0%	23,982	28%
Customer E	-	0%	9,599	11%
	$142,415	58%	$71,882	84%

The table below sets forth the Company’s customers that accounted for greater than 10% of its net sales for the years ended December 31, 2024 and 2023, respectively.

		Percentage of		Percentage of
	2024	Net Sales	2023	Net Sales

Customer A	$521,810	20%	$452,680	18%
Customer B	396,950	15%	382,082	16%
Customer C	142,270	5%	274,581	11%
	$1,061,030	40%	$1,109,343	45%

From time to time, the Company’s bank balances may exceed the FDIC limit of $250,000. As of December 31, 2024 and 2023, the Company had $3,263,618 and $0 of its cash balance uninsured, respectively.

Going Concern

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of December 31, 2024, we had stockholders’ equity of $2,067,748, short-term outstanding borrowings of $154,152, cash of $3,696,870 and a working capital surplus of $1,832,858.

Neuraxis, Inc.

Notes to Financial Statements

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing, and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. The primary activity that will drive all customers and revenues is the adoption of insurance coverage by commercial insurance carriers nationally which is a top priority of the Company. These activities, including our planned research and development efforts, will require significant uses of working capital through the rest of 2025 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs before the end of 2025.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of (i) significant segment expenses, (ii) other segment items and (iii) the title and position of the Chief Operating Decision Maker (“CODM”) on an annual and interim basis. Additionally, ASU 2023-07 requires that a public entity that has a single reportable segment provide all the disclosures required by Topic 280. Public business entities are required to adopt the standard for fiscal years beginning after December 15, 2023 and interim periods withing fiscal year beginning after December 15, 2024. Disclosures are required for all prior periods presented in the financial statements. The Company adopted the disclosure provisions of ASU 2023-07 as of December 31, 2024 as operations are managed through one reportable segment.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held and enhanced disclosures regarding significant estimates and judgments used in estimating credit losses. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which amended the effective date of ASU 2016-13. Public business entities meeting the definition of an SEC filer, excluding entities eligible to be a Smaller Reporting Company (“SRC”) as defined by the SEC, are required to adopt the standard for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. All other entities are required to adopt the standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company meets the definition of an SRC and therefore the standard was adopted as of January 1, 2023. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic (220-40): Disaggregation of Income Statement Expenses, which requires disclosures that disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes inventory purchases, employee compensation, depreciation and intangible amortization expense. Additional disclosures are also required to provide a qualitative description of the amounts in an expense caption that are not separately disaggregated quantitatively and the total amount of selling expenses including a definition. Public business entities are required to adopt the standard for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Disclosures are required for all prior periods presented in the financial statements. Although the standard requires enhanced disclosures, the adoption is not expected to have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the enhancement of income tax disclosures to provide better insight into how an entity’s operations and related tax risks, planning and opportunities affect its tax rate and prospects for future cash flows. The enhanced disclosures require (i) specific categories in a tabular rate reconciliation including both amounts and percentages and (ii) additional information for reconciling items and income tax paid that meet a quantitative threshold. Public business entities are required to adopt the standard for annual periods beginning after December 15, 2024. All other entities are required to adopt the standard for annual periods beginning after December 15, 2025. The adoption of the standard is not expected to have a material impact on the Company’s financial statements.

Neuraxis, Inc.

Notes to Financial Statements

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ initial balances were $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company has fully reserved for the entire balance of principal and interest. The current allowance is $1,201,367 as of December 31, 2024. The current loan balances are as follows:

	Loan	Interest	Interest
December 31, 2024	Receivable	Receivable	Income
Shareholder 1	$506,400	$94,351	$23,413
Shareholder 2	506,400	94,216	23,413
Principal Balance	1,012,800	188,567	46,826
Allowance for Collection Risk	(1,012,800)	(188,567)	(46,826)
Net Balance	$—	$—	$—

	Loan	Interest	Interest
December 31, 2023	Receivable	Receivable	Income
Shareholder 1	$506,400	$70,938	$23,867
Shareholder 2	506,400	70,803	23,867
Principal Balance	1,012,800	141,741	47,734
Allowance for Collection Risk	(1,012,800)	(141,741)	(47,734)
Net Balance	$—	$—	$—

The Company has loans payable to shareholders related to funding needs for operations. The current loan details for all related party loans are as follows:

				Interest &
		Interest	Loan	Service Fee	Interest
December 31, 2024	Due Date	Rate	Balance	Accrued	Paid
Other Convertibles	Various	5.0%	—	66,648	—
Total			$—	$66,648	$—

				Interest &
		Interest	Loan	Service Fee	Interest
December 31, 2023	Due Date	Rate	Balance	Accrued	Paid
Shareholder 1	June, 2019	15.0%	$—	$—	$10,047
Shareholder 2	June, 2019	15.0%	—	—	27,056
Other Convertibles	Various	5.0%	—	66,648	—
Total			$—	$66,648	$37,103

The Company was granted an exclusive, worldwide non-transferable, royalty-free license for the auricular portion of certain patents owned by a limited liability company in which the Company’s President and Chief Executive Officer and Chief Regulatory, Compliance and Privacy Officer both maintain an ownership interest. The license allows for the development, marketing and sales of electro-therapy treatments by stimulation of cranial nerves, cranial nerve branches, auricular nerves, auricular nerve branches, auricular nerve bundles and auricular anatomical structures in human patient. The exclusive license agreement expires on October 18, 2037, may be terminated by either party upon 60 days prior written notice and requires the Company to pay costs associated with the maintenance, prosecution and continuation of patent filings. For the year ended December 31, 2024, the Company paid the limited liability company $4,973. No costs were incurred during the year ended December 31, 2023. No amounts were owed to the limited liability company as of December 31, 2024 and 2023.

Mr. Bradley Mitch Watkins, Director, provided certain sales, marketing and commercialization consulting services to the Company prior to his appointment to the Board of Directors. For the years ended December 31, 2024 and 2023, the Company paid Mr. Watkins $0 and $11,083, respectively. No amounts were owed to Mr. Watkins as of December 31, 2024 and 2023.

The Company’s former Chief Financial Officer provides certain accounting and tax services on a continuous basis through a third-party public accounting firm. He is the third-party public accounting firm’s managing partner and majority shareholder. Fees paid for services were $207,103 and $312,803 for the years ended December 31, 2024 and 2023, respectively. The Company owed the third-party accounting firm for open invoices of $4,173 and $84,279 that are included in accounts payable as of December 31, 2024 and 2023, respectively. On June 28, 2024, the Company also issued 20,000 common shares with a fair value $55,600 to the former Chief Financial Officer for services rendered during the IPO process.

Neuraxis, Inc.

Notes to Financial Statements

4. Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2024	December 31, 2023
Machinery and equipment	$282,181	$282,181
Furniture and fixtures	111,036	96,768
Computer hardware	50,121	36,613
Leasehold improvements	21,064	21,064
Total property and equipment	464,402	436,626
Less: accumulated depreciation	(374,420)	(348,074)
Property and equipment, net	$89,982	$88,552

Depreciation expense was $26,346 and $30,240 for the years ended December 31, 2024 and 2023, respectively. The Company expects to record future depreciation expense totaling $13,438, $12,344, $11,977, $9,753, $6,259 and $14,111 for the years ending December 31, 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.

5. Intangible Assets

Intangible assets, net consists of the following:

	December 31, 2024	December 31, 2023
Software Implementation	$49,815	$49,815
Patents	32,463	32,463
Trademark	50,000	50,000
Licenses	1,000	1,000
Total intangible assets	133,278	133,278
Less: accumulated amortization	(36,690)	(25,205)
Intangible assets, net	$96,588	$108,073

Amortization expense was $11,485 and $10,485 for the years ended December 31, 2024 and 2023, respectively. The Company expect to record future amortization expense totaling $10,485, $10,485, $10,485, $4,760, $1,941 and $8,432 for the years ending December 31, 2025, 2026, 2027, 2028, 2029 and thereafter, respectively. The Company’s trademark does not have a determinate life and therefore the cost is not being amortized.

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2024	December 31, 2023
Compensation and benefits	$1,261,317	$333,477
Advisory fees	176,750	—
Interest	66,648	66,648
Other	73,065	963
Total accrued expenses	$1,577,780	$401,088

7. Notes Payable

Neuraxis, Inc.

Notes to Financial Statements

Promissory Notes

The Company borrowed $250,000 on December 16, 2021, from Channel Partners Capital (the “2021 Promissory Note”). The 2021 Promissory Note called for 65 weekly payments of $4,923 with the final payment scheduled for March 16, 2023. The principal outstanding at January 1, 2022 was $244,048. The Company borrowed $122,000 on September 16, 2022, to bring the 2021 Promissory Note’s principal balance back to $250,000. After making scheduled payments, the Company borrowed another $107,231 on May 24, 2023, to bring the 2021 Promissory Note’s principal balance back to $250,000 once again. The terms of the incremental borrowings were the same as the 2021 Promissory Note with the final payment made on August 22, 2024. The principal outstanding as of December 31, 2024 and 2023 was $0 and $148,062, respectively, with an effective interest rate of 55.9%. The Company believes that the advancement of additional funds is a minor modification to the terms of the existing promissory note since the difference in present value of the cash flows under the terms of the new loan is less than 10% of the present value of the remaining cash flows under the terms of the original loan. As a result, the modification was accounted for as a modification of debt.

The lender was granted and assigned a continuing security interest in all the Company’s personal property assets including, but not limited to, business equipment, inventory, accounts, accounts receivable, intellectual property, chattel paper, instruments, deposit accounts, commercial tort claims, contract rights, licenses, claims, and general intangibles.

On February 15, 2023, The Company signed a note with Exchange Listing, LLC in the amount of $52,600 (the “2023 Promissory Note”). The 2023 Promissory Note carried an interest rate of 1% and was to be paid on the earlier of (i) three months or (ii) the Company receiving financing at the minimum of $3,000,000. In August 2023, the Company used proceeds from the IPO to pay the 2023 Promissory Note back in full, including interest, in the amount of $52,858.

On August 9, 2024, the Company entered into a $210,000 promissory note to finance the premiums of its annual directors and officers insurance policy, bearing interest at a rate of 7.40% per annum and maturing on June 9, 2025. On November 1, 2024, the Company entered into a second promissory note with a principal balance of $64,328 to finance premiums of its annual business insurance policies, bearing interest at a rate of 7.65% per annum and maturing on September 1, 2025 (collectively referred to as the “2024 Promissory Notes”). The principal outstanding on 2024 Promissory Notes was $154,152 and $0 as of December 31, 2024 and 2023, respectively.

2022 Convertible Notes

In 2022, the Company issued multiple convertible notes with aggregate gross principal amounts totaling $3,333,333 and net proceeds of $2,870,000 (the “2022 Convertible Notes”). The 2022 Convertible Notes consisted of an original issue discount of 10% with an interest rate of the greater of (i) Prime rate plus 8.5% or (ii) 12% resulting in an effective interest rate of 24.2%. The 2022 Convertible Notes converted into common shares at the lower of (i) $9.44 or (ii) a 30% discount to the price per share of any subsequent offering. The 2022 Convertible Notes matured on the one-year anniversary date from issuance and contained a five-year warrant to purchase common stock equal to one hundred percent (100%) of the shares into which the 2022 Convertible Notes could be converted into at issuance. The warrants had an exercise price at the lower of (i) $11.80 per share or (ii) a 12.5% discount to the price per share of any subsequent offering.

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

2023 Convertible Notes

In 2023, the Company conducted multiple closings of a private placement offering to accredited investors for aggregate gross principal amounts of $6,066,667 and net proceeds of $4,908,000 (the “2023 Convertible Notes”). The offering consisted of a convertible promissory note that accrued interest at 12% that could be paid in cash or PIK and had an original issue discount of 10% resulting in an effective interest rate of 27.5%. The 2023 Convertible Notes automatically converted into common shares at a 30% discount to the IPO. The 2023 Convertible Notes matured on the sooner of the six-month anniversary date from issuance or a successful IPO on primary exchange in the U.S. and included a five-year warrant to purchase common stock equal to fifty percent (50%) of the shares into which the 2032 Convertible Notes could be converted into at issuance. The warrants had a strike price at a 25% premium to the conversion price subject to anti-dilution, issuable on a pro rata basis at each funding.

The Company used proceeds from the 2023 Convertible Notes to pay a portion of the principal balance of the 2022 Convertible Notes totaling $2,650,000 which resulted in a $1,129,653 gain recorded as a benefit to Extinguishment of Debt Liabilities in the Statements of Operations. Upon partial repayment, the terms of the remaining 2022 Convertible Notes were amended to accrue interest at 8% per annum without maturity or default rights. The remaining principal balance also automatically converted into shares of common stock at a 27.5% discount to the per share offering price in the Company’s IPO, or $4.35 per share. After the closing of the IPO on August 9, 2023, the Company converted some of the remaining balance of the 2022 Convertible Notes and $173,205 of accrued interest into 107,509 shares of common stock. The shares were issued at a discounted price of $4.35 per share resulting in a $663,991 loss to the Company recorded as a charge to Extinguishment of Debt Liabilities in the Statements of Operations. As the remaining holders of the 2022 Convertible Notes did not convert, the Company used proceeds from the IPO to pay the remaining balance in full, including interest in the amount of $445,544.

As facilitators to the 2023 Convertible Notes, Signature Bank received a $6,000 escrow fee and Alexander Capital, L.P. received (i) a $546,000 cash commission representing nine percent (9%) of the proceeds raised in the offering from investors introduced to the Company and (ii) 120,235 warrants for the purchase of a number of shares of Common Stock equal to 6% of the number of underlying securities.

After the closing of the IPO on August 9, 2023, the Company converted the 2023 Convertible Notes and $226,391 of accrued interest into 1,498,332 shares of common stock. The shares were issued at a discounted price of $4.20 per share that resulted in a $4,115,223 loss to the Company which was recorded as a charge to Extinguishment of Debt Liabilities in the Statements of Operations.

2024 Convertible Notes

On November 8, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) with a shareholder for the issuance 1,260,504 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $3,000,000 paid in 15 monthly installments of $200,000 each, commencing on the later of January 10, 2024 or a date after stockholder approval of an amendment to the Company’s Certificate of Incorporation to authorize the creation of the Series B Preferred Stock. The Series B Preferred Stock was convertible at any time into shares of common stock of the Company without any further consideration. Following the issuance of the Series B Preferred Stock, it would rank senior to the common stock with respect to payments upon the liquidation, dissolution and winding up of the Company. Due to a delay in the stockholder approval, the Company amended the SPA on February 12, 2024 to issue a promissory note, due and payable on the earlier of 15 months or 12 months if the Series B Preferred Stock has not been authorized, convertible into Series B Convertible Preferred Stock with identical funding amounts and terms (the “$3,000,000 Convertible Promissory Note”). The shareholder funded $800,000 of the $3,000,000 commitment in 2024.

The Company then proceeded to enter into a series of incremental convertible promissory notes with other investors totaling $1,135,000 with terms identical to the $3,000,000 Convertible Promissory Note (collectively referred to as the “Original 2024 Convertible Promissory Notes”) for an aggregate principal amount of $1,935,000.

The 2024 Original Convertible Promissory Notes earned interest at 8.5% per annum payable quarterly in either cash or common stock at the election of the Company. At any time following the date of shareholder approval to authorize the creation of Series B Preferred Stock prior to the maturity date, the investor may elect to convert all or part of the principal into the Company’s Series B Preferred Stock at a conversion price per share equal to $2.38. Without limiting the forgoing, all principal amounts outstanding on the maturity date will automatically convert into the Company’s Series B Preferred Stock. The Series B Preferred Stock is entitled to cumulative dividends at 8.5% per annum (whether or not declared) payable quarterly in either cash or common stock at the $2.38 conversion price at the election of the Company. Upon conversion to Series B Preferred Stock, the investor may elect, at its option at any time, to convert all or part of the Series B Preferred Stock plus accrued but unpaid dividends into an equivalent amount of common stock at the $2.38 conversion price.

Subsequently, the Company entered into three convertible promissory notes with related institutional accredited investors with terms similar to the Original 2024 Convertible Promissory Notes (collectively referred to as the “Amended 2024 Convertible Promissory Notes”) for an additional principal amount of $3,000,000. Certain provisions to the SPA and Certificate of Designation previously issued on February 12, 2024 changed, including (i) the number of shares of preferred stock to be designated as Series B Preferred Stock was increased  to 4,000,000 shares, (ii) the stated value of the Series B Preferred Stock was changed to $2.38 per share, (iii) the right to receive dividends will expire automatically on June 30, 2025, (iv) the liquidation rights will automatically expire on June 30, 2025, and (v) the number of shares of the common stock that a holder of Series B preferred stock is entitled to receive shall not exceed the maximum percentage chosen by the holder, which is initially set at between 4.99% and 19.99% until shareholder approval is obtained, of the number of outstanding shares of the common stock at the time of the conversion of the Series B Preferred Stock shares.

The maturity date was on the earlier of (i) June 21, 2025, (ii) upon written demand occurring on or after March 21, 2025 in the event that the Series B Preferred Stock has not been duly authorized on or before such date, or (iii) immediately upon the occurrence of an event of default. Automatic conversion into shares of Series B preferred stock (at a conversion price of $2.38 per share) would occur following the date of shareholder approval. In the event the Company failed to obtain shareholder approval before August 15, 2024, rights existed to convert the outstanding amount into shares of the common stock, at a price per share of $2.38.

As of August 15, 2024, the Company received $4,935,000 of the principal amount of the Amended 2024 Convertible Notes with the remainder due in monthly installments through March of 2025 resulting in an effective interest rate of 12.5%. On August 15, 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B preferred stock. Pursuant to the terms of the Amended 2024 Convertible Promissory Notes, the outstanding principal balance of $4,935,000 was mandatorily converted into 2,073,524 Series B Preferred Shares at a conversion price of $2.38. Upon the mandatory conversion, the unamortized debt discount of $165,577 was reclassified to Additional Paid-In-Capital in the Statements of Stockholders’ Equity (Deficit).

Interest expense totaled $174,328 and $476,416 for the years ended December 31, 2024 and 2023, respectively. The Company’s accrued interest total $66,648 as of December 31, 2024 and 2023.

Neuraxis, Inc.

Notes to Financial Statements

8. Leases

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases at December 31, 2024 and 2023.

The Company has two leases primarily consisting of office space in Versailles and Carmel, Indiana. The lease in Versailles, Indiana started January 1, 2022 and had a term of one year, with automatic one year renewal options, unless 60 day notice of vacating is given. The current monthly lease payment for this lease is $1,800 with a 4% per annum increase. A new lease in Carmel, Indiana commenced January 1, 2024. The initial term is five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. As long as the Company is not in default, it is only obligated to pay an amount equal to 50% of the monthly base rent for months 1-10.

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

For the years ended December 31, 2024 and 2023, the Company recognized $96,177 and $49,051 of operating lease expense, including short-term lease expense and variable lease costs, which are immaterial.

The following table presents information related to the Company’s operating leases:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$284,656	$70,263

Other current liabilities	62,754	49,127
Operating lease liabilities	256,499	27,071
Total	$319,253	$76,198
Weighted-average remaining lease term (in years)	2.75	3.75
Weighted-average discount rate	15.0%	15.0%

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

2025	$105,130
2026	108,106
2027	86,856
2028	89,027
2029	38,025
Total lease payments	427,144
Less: imputed interest	(107,891)
Total present value of lease payments	$319,253

9. Common Stock and Warrants

The Company authorized 100,000,000 shares of common stock, of which 6,990,227 and 6,508,897 shares were issued and outstanding as of December 31, 2024 and 2023, respectively. On January 10, 2023, the Company’s board of directors authorized a 2-for-1 reverse stock split. All share information in these financial statements has been adjusted for this reverse stock split.

During the year ended December 31, 2023, the Company issued (i) 1,098,667 common shares issued upon the completion of the IPO on August 9, 2023 at a price of $6.00 per share resulting in net proceeds of $4,110,677, (ii) 1,244,228 common shares upon conversion of 506,637 shares of Convertible Series A Preferred Stock and 115,477 shares of Convertible Series Seed Preferred Stock, (iii) 1,649,900 common shares upon conversion of the 2022 and 2023 Convertible Notes, (iv) 425,000 common shares as payment to vendors for services and (v) 127,780 common shares upon the exercise of warrants.

During the year ended December 31, 2024, the Company issued (i) 245,955 common shares to settle 2022 Convertible Note and Series A Preferred Stock holder disputes, (ii) 11,000 common shares upon the exercise of warrants, (iii) 115,145 common shares as payment to vendors for services, (iv) 59,055 common shares in lieu of interest on the 2024 Convertible Notes, (v) 25,832 shares pursuant to the severance provisions of an employment agreement and (vi) 24,343 common shares for board service.

Neuraxis, Inc.

Notes to Financial Statements

During the year ended December 31, 2023, the Company issued (i) 505,570 five-year warrants to purchase common stock equal to fifty percent (50%) of the shares into which the 2023 Convertible Promissory Notes could be converted at issuance at an exercise price of $5.25 per share, (ii) 122,202 five year warrants to purchase common stock pursuant an advisory agreement with a consulting firm upon closing of the Company’s IPO at an exercise price of $5.25 per share and (iii) 186,156 five-year warrants to purchase common stock pursuant to an underwriting agreement upon closing of the Company’s IPO at an exercise price of $5.25 per share. Additionally, investors converted (i) 87,856 warrants into an equivalent number of common shares at an exercise price of $2.38 in exchange for $209,097 in cash proceeds and (ii) 40,000 warrants into 39,924 common shares in a cashless exercise transaction.

During the year ended December 31, 2024, the Company issued (i) 38,697 five-year warrants to purchase common stock equal to six percent (6%) of the aggregate number of Original 2024 Convertible Promissory Note common stock equivalents pursuant to an underwriting agreement at an exercise price of $2.38 per share, (ii) 68,067 five-year warrants to purchase common stock pursuant to an advisory agreement at an exercise price of $2.38 per share. The Common Stock Purchase Warrant Agreements attached to the 2023 Convertible Promissory Notes contained anti-dilution provisions on both the exercise price and the number of warrants. These anti-dilution features were triggered when the Company issued the Original 2024 Convertible Promissory Notes that contained a conversion price of $2.38 per share as compared to the $5.25 per share exercise price in the 2023 Convertible Promissory Note Common Stock Purchase Warrant Agreements. As a result, the Company issued 754,660 additional warrants in 2024 to the holders of the 2023 Convertible Promissory Note Common Stock Purchase Warrant Agreements. Additionally, investors converted 11,000 warrants into an equivalent number of common shares at an exercise price of $2.38 in exchange for $26,180 in cash proceeds. The Company also canceled 30,252 warrants for no consideration in conjunction with an amendment to an advisory agreement.

The following is a summary of warrant activity for common stock during the years ended December 31, 2024 and 2023:

	Number of Warrants for Common Stock	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life
Outstanding as of January 1, 2023	846,507	$5.06	4.72
Granted	813,928	5.81	4.38
Converted Prefunded Warrants	289,779	0.01	—
Exercised	(127,856)	—	—
Outstanding as of December 31, 2023	1,822,358	4.69	3.05
Granted	861,424	2.38	3.49
Cancelled	(30,252)	2.38	4.79
Exercised	(11,000)	2.38	3.61
Outstanding as of December 31, 2024	2,642,530	$2.41	2.93

Neuraxis, Inc.

Notes to Financial Statements

The following is a summary of warrant activity for preferred stock during the year ended December 31, 2023:

	Number of	Weighted-Avg.
	Warrants for	Exercise
	Preferred Stock	Price
Outstanding as of December 31, 2022	144,890	$0.01
Granted	—	—
Cancelled/Expired	—	—
Converted to Common Stock Warrant	(144,890)	(0.01)
Outstanding as of December 31, 2023	—	$—

There was no preferred stock warrant activity during the year ended December 31, 2024.

The following table summarizes the Company’s warrants outstanding and exercisable as of December 31, 2024:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Investor Warrant	12,852	$8.76	September 18, 2028
Investor Warrant	289,779	$0.01	None
2022 Convertible Notes	782,655	$2.38	Various in 2027
2023 Convertible Notes	1,149,586	$2.38	Various in 2028
Underwriter Warrants	331,146	$2.38	August 8, 2028
Advisory Agreement Warrants	76,512	$2.38	Various in 2029
	2,642,530

10. Preferred Stock

As of December 31, 2023, the Company had 1,000,000 and 120,000 shares authorized as Series A and Series Seed Preferred Stock, respectively, of which zero shares are issued and outstanding for both classes of preferred stock. The Series A and Series Seed Preferred Stock (i) voted together with common stock on an as-converted basis, and not as separate classes and (ii) converted 1:1 to common stock at any time at option of holder, subject to adjustments for stock dividends, splits, combinations, and similar events. The Series A Preferred Stock carried an annual 8% cumulative dividend, payable upon any liquidation, dissolution or winding up of the Company. For any other dividends or distributions, the Series A Preferred Stock participated with common stock on an as-converted basis. The Company’s 1,000,000 shares of Series A Preferred Stock and 120,000 shares of Series Seed Preferred Stock were retired on August 15, 2024.

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

Pursuant to the terms of the Amended 2024 Convertible Notes, the principal balance of $4,935,000 on August 15, 2024 was mandatorily converted into 2,073,524 Series B Preferred Shares at a conversion price of $2.38. Subsequently, the Company then proceeded to issue 64,913 shares of Series B Preferred Stock to various investors for $154,500.

On November 11, 2024, the Company’s shareholders authorized (i) an increase in the number of designated Series B Preferred Stock to 5,000,000 shares and (ii) an extension of the 8.5% per annum cumulative dividend period to December 31, 2026. Subsequently, the Company issued 2,100,840 shares of Series B Preferred Stock to a dedicated life sciences fund for $5,000,000 and 41,662 shares of Series B Preferred Stock to various investors for $99,164.

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

As of December 31, 2024, there were 4,280,939 shares of Series B Preferred Stock issued and outstanding. As of December 31, 2024 and 2023, there were no preferred stock dividends declared or paid. Series B Preferred Stock undeclared cumulative dividends totaled $211,268, or $0.05 per share, as of December 31, 2024. Series B Preferred Stock did not exist during the year ended December 31, 2023.

11. Stock-Based Compensation

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

Assumptions as of December 31, 2023
Fully Vested
Number of Shares	1,319,394
Stock price	$2.67
Exercise price	$6.94
Expected term	5.75 years
Expected volatility	31.90%
Risk-free interest rate	3.84%
Dividend rate	0%

Neuraxis, Inc.

Notes to Financial Statements

The following is a summary of the outstanding stock options as of December 31, 2024 and 2023:

	Number of Options	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	1,319,394	5.69	$6.94	$—
Outstanding as of December 31, 2024	1,319,394	4.69	$6.94	$—
Vested and Exercisable as of December 31, 2024	1,319,394	4.69	$6.94	$—

Total stock-based compensation expense is classified in the Company’s statements of operations as general and administrative expense totaling $227,000 and $0 for the years ended December 31, 2024 and 2023, respectively. The stock compensation incurred during the year ended December 31, 2024 related to a hiring grant of 100,000 common shares to the Company’s Chief Financial Officer at a fair value of $2.27 per share.

12. Warrant Liabilities

The Company has evaluated financial instruments arising from warrants that are issued and outstanding as of December 31, 2024 and 2023. The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the liability and to mark to market the fair value of the warrant at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included (i) an exercise price of $8.76 per share, (ii) an expected remaining term of each warrant based on the remaining contractual maturity of the each warrant, (iii) estimated volatility ranging from 75.0% to 84.5% based on historical stock prices of comparable companies with a look back period commensurate with the period to maturity, (iv) a risk-free interest rate ranging from 3.84% to 4.38% based on the interest rates of U.S. Treasury Notes consistent with the expected remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

Neuraxis, Inc.

Notes to Financial Statements

The following are the changes in the warrant liabilities during the years ended December 31, 2024 and 2023.

	Level 1	Level 2	Level 3
Warrant liabilities as of January 1, 2023	$—	$—	$2,234,384
Addition	—	—	2,446,502
Reclassified to equity	—	—	(3,827,807)
Changes in fair value of warrant liabilities	—	—	(844,854)
Warrant liabilities as of December 31, 2023	—	—	8,225
Changes in fair value of warrant liabilities	—	—	941
Warrant liabilities as of December 31, 2024	$—	$—	$9,166

13. Derivative Liabilities

The Company has evaluated derivatives arising from convertible financial instruments as of December 31, 2024 and 2023. The Company utilized a Monte Carlo simulation model for commitment shares that have an option to convert at a variable number of shares to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Monte Carlo model included a starting stock price of $7.91 per share, (ii) an expected remaining term of each derivative based on the remaining contractual maturity of the each derivative, (iii) estimated volatility of 70.0% based on historical stock prices of comparable companies with a look back period commensurate with the period to maturity, (iv) a risk-free interest rate ranging from 3.46% to 5.47% based on the interest rates of U.S. Treasury Notes consistent with the expected remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future and (vi) drift.

The following are the changes in the derivative liabilities during the year ended December 31, 2023:

	Level 1	Level 2	Level 3
Derivative liabilities as of December 31, 2022	—	—	1,735,700
Addition	—	—	2,375,378
Changes in fair value of derivative liabilities	—	—	(198,551)
Extinguishment of derivative liabilities	—	—	(3,912,527)
Derivative liabilities as of December 31, 2023	$—	$—	$—

There were no derivatives identified during the year ended December 31, 2024.

Neuraxis, Inc.

Notes to Financial Statements

14. Retirement Plan

The Company sponsors a 401(k)-retirement plan for its employees. Employees are eligible to participate in the elective deferral portion of the plan after twelve months and 1,000 hours of service. The Company can also make a 3% discretionary profit-sharing contribution on an annual basis to employees with earnings under a certain threshold. Profit sharing expense totaled $20,868 and $6,980 for years ended December 31, 2024 and 2023, respectively.

15. Segment Information

The Company evaluates the following factors to identify its reportable segments: (i) nature of products and services, (ii) type of customer for the products and services, (iii) sales, production and distribution methods of the products and services and (iv) the nature of the regulatory environment, if applicable. Based on an evaluation of these factors, management concluded that the Company’s operations are managed through one reportable segment, IB-STIM, that derives its revenues in the United States from a PENFS device that is used to treat patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome. IB-STIM currently is the only product marketed and sold by the Company. The accounting policies of the IB-STIM segment are the same as those described in the Summary of Significant Accounting Policies (see Footnote 2). The CODM regularly evaluates the performance of the IB-STIM segment for the purpose of allocating resources based on net sales and operating loss, both of which are reported in the Statements of Operations. The CODM uses net sales to evaluate IB-STIM’s adoption and utilization by insurance carriers and physicians. As Neuraxis is an emerging growth company, operating loss is used to monitor the Company’s cost structure in order to achieve future segment profitability. Both net sales and operating loss are measured against the budget on a periodic basis to assess achievement toward annual compensation incentive targets. The Company’s CODM is its Chief Executive Officer.

The following reconciles the reportable segment net sales and operating loss to the Company’s reported net loss:

	For the Years Ended December 31,
	2024	2023

Net Sales	$2,685,925	$2,460,049
Cost of Goods Sold	362,002	303,345

Gross Profit	2,323,923	2,156,704

Selling Expenses (a)	324,708	323,569
Research and Development (a)	206,107	169,315
Wages and Benefits (a)	5,378,952	4,367,486
Professional Services (a)	1,945,331	2,721,461
Other Operating Expenses (a) (b)	1,625,642	1,239,368

Segment Operating Loss	(7,156,817)	(6,664,495)

Other (Expense) Income:
Financing charges	(230,824)	(2,772)
Interest expense	(174,328)	(476,416)
Change in fair value of warrant liability	(941)	844,854
Change in fair value of derivative liability	—	198,551
Amortization of debt discount and issuance cost	(126,387)	(4,881,622)
Extinguishment of debt liabilities	—	(3,649,561)
Other income	33,620	15,133
Other expense	(585,824)	(10,355)
Total other (expense) income, net	(1,084,684)	(7,962,188)

Net Loss	$(8,241,501)	$(14,626,683)

(a)	The significant expense categories and amounts align with the segment-level information provided on a regular basis to the CODM.
(b)	Other operating expenses include advertising, rent and utilities, insurance, depreciation and amortization, travel, software subscription fees, board fees and bad debt expense.

Total segment assets for IB-STIM amounted to $4,757,572 and $509,498 as of December 31, 2024 and 2023, respectively. Total segment capital expenditures for IB-STIM amounted to $27,776 and $71,781 for the years ended December 31, 2024 and 2023, respectively. Total segment depreciation and amortization amounted to $37,831 and $40,725 for the years ended December 31, 2024 and 2023, respectively.

Significant segment non-cash charges settled in common stock include (i) consulting and advisory fees totaling $754,685 and $750,000 for the years ended December 31, 2024 and 2023, respectively, and (ii) hiring grants totaling $227,000 and $0 for the years ended December 31, 2024 and 2023, respectively.

16. Commitments and Contingencies

Manufacturing Services Agreement

The Company is party to a manufacturing services agreement for the manufacture and supply of the Company’s IB-STIM device based on the Company’s product specifications that automatically renews annually unless either party provides a written termination notice to the other party within 180 days prior to the end of the then-current term. The Company provides the necessary equipment to the manufacturer and retains ownership. The manufacturer bears the risk of loss of and damage to the equipment and consigned materials. Performance under the agreement is initiated by orders issued by the Company and accepted by the manufacturer.

Advisory Agreement

On March 18, 2024, the Company terminated its private placement services agreement and entered into an advisory agreement with a financial advisor for debt, equity and public securities market services for one year. The advisory agreement included a monthly fee of $30,000 and 7,563 common stock warrants to be issued monthly at an exercise price of $2.38 with a term of five years. On December 31, 2024, the Company and the financial advisor terminated the advisory agreement subject to the cancelation of all common stock warrants issued after July 2024 and the payment for services rendered in three equal installments of $60,000 by March 26, 2025.

Settlement Agreements

The Company issued 245,955 shares of common stock to various pre-IPO 2022 Convertible Note and Series A Preferred Stock holders to settle certain claims. The Company recorded the fair value of the settlements as $230,824 of Finance Charges and $580,250 of Other Expense in the Statements of Operations.

Furthermore, the Company authorized the issuance of 1,518 shares of its common stock to settle remaining claims with one pre-IPO Series A Preferred Stock shareholder classified as $4,220 of Other Expense for the year ended December 31, 2024 in the Statements of Operations and accrued expenses in the Balance Sheets as of December 31, 2024. These common shares have not yet been issued as of the reporting date as the Company awaits execution of the settlement agreements by the counterparties.

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

The total base salaries for the nine key employees in the agreements are $1,920,000 per year with various provisions for annual increases. In addition to base salaries, eight of the employees have a provision for a special one-time incentive payment to be paid in a lump sum after the start date. The total amount of these special incentive payments is $1,100,000. The special incentive payment amount includes any accrued backpay wages for the employee. The amount for backpay of $417,390 was paid in the year ended December 31, 2023.

There are seven key employees that have stock options of the Company totaling 1,238,712 shares. These key employees have a provision in their agreements whereas the Company will pay a special bonus equal to the aggregate of the strike price or exercise price of all their stock options plus a tax gross-up payment. The special bonus shall be paid in twenty percent (20%) installments starting January 2, 2024, and the same date each of the next four years. As a condition of the payment, the key employee must exercise at least 20% of their stated number of stock options. There are additional provisions to cover termination and change of control events. None of the key employees exercised any of options as of January 2, 2025.

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

Neuraxis, Inc.

Notes to Financial Statements

The Company recorded the backpay portion of the incentive bonus notes above. The balance of the incentive bonuses of $694,056 and the special options bonuses of $14,821,830 were contingent upon a successful IPO. The incentive bonuses have been paid in full while the special options bonuses will be recorded when paid.

On April 10, 2024, the Company terminated the employment of the Company’s Chief Operating Officer. Pursuant to the employment agreement, the Company made (i) make salary continuation payments for six months during the year ended December 31, 2024, (ii) issued 25,832 shares of common stock at a fair value of $78,788 and (iii) made a $41,980 one-time payment in lieu of the exercise of 13,764 stock options that expired on January 2, 2024. The Company is obligated to provide health care coverage through October 2025 and has accrued for that obligation totaling $21,418 classified as Accrued Expenses in the Balance Sheets as of December 31, 2024.

Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of the date of issuance, other than those described below, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest. Legal fees are expensed as incurred.

On February 6, 2019, plaintiff Ritu Bhambhani, M.D., initiated a lawsuit against Innovative Health Solutions, Inc. and others in the United States District Court for the District of Maryland. Plaintiffs Bhambhani and Sudhir Rao subsequently amended the complaint, with the Third Amended Complaint (“Complaint”) containing the most recent set of allegations. The Complaint asserted claims under the RICO Act, as well as of fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy and sought compensatory damages in excess of $5 million, pre-judgment interest, punitive damages, attorney’s fees, court costs and designation of the case as a class action. The Complaint stated that the Company, distributors of the Company’s product, and medical billing and coding consultants allegedly made misrepresentations to the plaintiffs that the Company’s NeuroStim device and related procedures could be billed to, and reimbursed by, Medicare and other insurance payors as a surgically implantable neurostimulator. Plaintiffs claim to have suffered damages when Medicare administrative contractors declined to pay plaintiffs for their use of the device.

On February 11, 2022, the Company filed a motion for summary judgment based upon the plaintiffs not being proper parties to assert claims against the Company. On June 14, 2022, the Court granted the Company’s motion for summary judgment and dismissed the Complaint.

On July 14, 2022, plaintiffs Ritu Bhambhani and Sudhir Rao filed a notice of appeal with the Fourth Circuit Court of Appeals. On June 3, 2024, the Fourth Circuit denied the plaintiff’s appeal and entered judgment against the plaintiffs. On June 25, 2024, the Fourth Circuit entered its mandate declaring that its judgment against the plaintiffs took effect that day. The plaintiffs did not seek any further review or appeal of that judgment.

Also on July 14, 2022, plaintiffs Ritu Bhambhani, LLC; Box Hill Surgery Center, LLC; Pain and Spine Specialists of Maryland, LLC; and SimCare ASC, LLC initiated a lawsuit against the Company and others in the United States District Court for the District of Maryland. The plaintiffs in this lawsuit are business entities owned or partially owned by the plaintiffs that initiated the litigation described above. The Complaint asserted claims under the RICO Act, as well as fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy and seeks compensatory damages in excess of $75,000, pre-judgment interest, punitive damages, attorney’s fees, and court costs. The Complaint states that the Company, distributors of the Company’s product, and medical billing and coding consultants allegedly made misrepresentations to the plaintiffs that the Company’s NeuroStim device and related procedures could be billed to, and reimbursed by, Medicare and other insurance payors as a surgically implantable neurostimulator. Plaintiffs claim to have suffered damages when Medicare administrative contractors declined to pay plaintiffs for their use of the device.

On September 28, 2022, the Company filed a motion to dismiss all claims. On May 25, 2023, the Court issued an Order and a Memorandum Opinion which dismissed the plaintiffs’ claims related to the RICO Act. The remaining claims are still pending, and no trial date has been set for the case. The Court has vacated its Scheduling Order at the parties’ request so that the parties could try to resolve the disputes in both cases through an independent third-party mediator. Mediation has not yet resulted in a resolution of the case.

Neuraxis, Inc.

Notes to Financial Statements

In January 2024, Dr. Arturo Taca served notice to the Company that asserted an interest in its U.S. Patent No. 10,413,719 valued at $2,000,000 based on his own work in neurostimulation.  The Company denied both the neurostimulation patent and compensation claims.  The case remains unresolved.

While it is too early to predict the ultimate outcome of these matters, we believe the Company has meritorious defenses and intends to defend these matters vigorously.

17. Health Benefit Plan

The Company participates in a self-funded employer program in conjunction with a group health plan for the benefit of eligible employees. This plan is a level funded plan, and the services and products include:

●	A self-funded employer health benefit plan.
●	Stop loss insurance purchased from a stop loss insurance company.
●	Third party administrator to provide administrative services with regard to the plan.

The Company maintains a stop loss contract that reimburses the Company for claims paid under the plan if they exceed a predetermined level. The Company makes contributions for health care costs and associated expenses that are expected during the plan year. The amount of contributions is determined annually based on the Company’s maximum liability for expected claims, administrative expenses, and premiums for the stop loss policy. The Company paid premiums of $257,642 and $255,715 for the years ended December 31, 2024 and 2023, respectively.

The Company is responsible for the monthly premiums, as established, and nothing further. The stop loss policy covers the claims if they exceed the claims funds. After a certain time, and if there is a surplus in the claims fund, the Company may be entitled to receive a 48.5% refund from the fund. This amount is recognized by the Company when received.

18. Income Taxes

The income tax provision consists of:

	For the Years Ended December 31,
	2024	2023

Total current provision	$-	$-
Deferred:
Federal	(1,721,242)	(3,067,056)
State	124,823	(154,060)
Total deferred benefit	(1,596,419)	(3,221,116)
Valuation allowance	1,596,419	3,221,116
Total income tax provision	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

	For the Years Ended December 31,
	2024	2023

Federal statutory income tax rate	21.0%	21.0%
State tax rate, net of federal benefit	5.3	4.9
Change in valuation allowance	(26.3)	(25.9)
Effective income tax rate	—%	—%

The Company did not recognize an income tax provision for the years ended December 31, 2024 and 2023 due to net operating losses reported in both years.

Deferred income taxes are provided for temporary differences between the financial and tax bases of the Company’s assets and liabilities. The temporary differences that give rise to net deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating losses	$8,019,218	$6,573,406
Stock based compensation	1,447,339	1,366,391
Notes receivable reserve	266,816	251,893
Accrued compensation	296,297	57,763
Accounts payable	143,484	257,391
Operating lease payable	84,105	18,951
Other	206,468	175,904
Total gross deferred tax assets	10,463,727	8,701,699
Valuation allowance	(10,225,739)	(8,629,320)
Total deferred tax assets	$237,988	$72,379

Deferred tax liabilities:
Operating lease right of use asset	$74,991	$17,475
Prepaid expenses	72,560	7,337
Accounts receivable	64,443	18,197
Other	25,994	29,370
Total deferred tax liabilities	237,988	72,379
Deferred tax assets, net	$—	$—

Neuraxis, Inc.

Notes to Financial Statements

Management assessed the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets due to a history of operating losses. As a result, the Company maintained a full valuation allowance and does not reflect any deferred taxes in its Balance Sheets as of December 31, 2024 and 2023.

On December 31, 2024, the Company’s federal and state net operating loss (NOL) carryforwards totaled $36,202,858 and $34,748,524 respectively. These NOL carryforwards may be offset against future taxable income. There is no limitation on the number of years to utilize the federal NOLs. The federal deduction will be limited to 80% of modified taxable income. The state NOLs are allowed up to 100% of taxable income and generally can be carried forward no longer than 20 years after the year of the taxable loss.

Federal and state tax laws impose limitations on the utilization of NOLs and credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of an ownership change. Such an ownership change could result in a limitation in the use of the NOLs in future years and possibly a reduction of the net operating losses available.

If not used, the state NOL carryforwards will expire as follows:

2037	$72,216
2038	1,039,986
2039	2,033,565
2040	4,457,495
2041	2,406,225
Thereafter	24,671,088
No expiration	67,949
Total state NOL carryforwards	$34,748,524

The Company believes it has made adequate provision for all income tax uncertainties. The assessment is subject to change based on the completion of audits or statute of limitation expirations.

The federal and state income tax returns have a three-year statute of limitations once filed with the appropriate jurisdiction. The Company’s income tax returns are subject to examination by the federal and state taxing authorities in the United States for the years ended 2021 through 2024 and 2021 through 2024, respectively.

19. Subsequent Events

On January 3, 2025 and March 6, 2025, the Company granted 360,902 and 373,275 restricted stock units (“RSUs”), respectively, pursuant to the Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan as amended on August 15, 2024. The RSUs cliff-vest at the end of a three year period and are payable in shares of the Company’s common stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of the report date.

On January 17, 2025, the Company issued 39,471 common shares to its independent board members for their service from April 1, 2024 through December 31, 2024 and an investor converted 502,647 warrants into 186,166 common shares in a cashless exercise transaction.

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no other events that have occurred that would require adjustments to our disclosures in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURAXIS, INC.

Dated: March 20, 2025	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer

Dated: March 20, 2025	By:	/s/ Timothy R. Henrichs
Timothy R. Henrichs
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Carrico	Chief Executive Officer and Director	March 20, 2025
Brian Carrico	(Principal Executive Officer)

/s/ Timothy R. Henrichs	Chief Financial Officer (Principal	March 20, 2025
Timothy R. Henrichs	Financial Officer and Principal Accounting Officer)

/s/ Christopher Robin Brown	Director	March 20, 2025
Christopher Robin Brown

/s/ Bradley Mitch Watkins	Director	March 20, 2025
Bradley Mitch Watkins

/s/ Beth Keyser	Director	March 20, 2025
Beth Keyser

/s/ Kristin Ferge	Director	March 20, 2025
Kristin Ferge

/s/ Gilad Aharon	Director	March 20, 2025
Gilad Aharon

92