Form 10-Q
period 2025-03-31
Neuraxis, INC
filed 2025-05-12
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2025 was 7,215,864 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

NeurAxis, Inc.

Condensed Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$2,005,370	$3,696,870
Accounts receivable, net of credit losses of $5,000 and $5,000 as of March 31, 2025 and December 31, 2024, respectively	243,708	244,618
Inventories, net of reserves of $4,454 and $4,454 as of March 31, 2025 and December 31, 2024, respectively	37,421	44,328
Prepaids and other current assets	254,527	280,367
Total current assets	2,541,026	4,266,183

Property and Equipment, at cost:	481,012	464,402
Less - accumulated depreciation	(377,297)	(374,420)
Property and equipment, net	103,715	89,982

Other Assets:
Operating lease right of use asset, net	270,938	284,656
Intangible assets, net	93,967	96,588
Security Deposit	20,163	20,163
Total Assets	$3,029,809	$4,757,572

Liabilities

Current Liabilities:
Accounts payable	$535,017	$596,946
Accrued expenses	1,370,960	1,577,780
Current portion of operating lease payable	65,900	62,754
Notes payable	84,307	154,152
Customer deposits	37,684	32,527
Warrant liabilities	7,335	9,166
Total current liabilities	2,101,203	2,433,325

Non-current Liabilities:
Operating lease payable, net of current portion	238,530	256,499
Other non-current liabilities	431,597	—
Total non-current liabilities	670,127	256,499

Total liabilities	2,771,330	2,689,824

Commitments and contingencies (see note 14)	—	—

Stockholders’ Equity
Convertible Series B Preferred stock, $0.01 par value; 5,000,000 shares authorized, 4,280,939 shares issued and outstanding as of March 31, 2025 and December 31, 2024	4,281	4,281
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,215,864 and 6,990,227 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	7,216	6,990
Additional paid in capital	59,325,278	58,856,089
Accumulated deficit	(59,078,296)	(56,799,612)

Total stockholders’ equity	258,479	2,067,748

Total Liabilities and Stockholders’ Equity	$3,029,809	$4,757,572

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Net Sales	$895,655	$646,635
Cost of Goods Sold	139,475	75,081

Gross Profit	756,180	571,554

Selling Expenses	133,954	80,030
Research and Development	60,556	5,570
General and Administrative	2,856,768	2,318,074

Operating Loss	(2,295,098)	(1,832,120)

Other income (expense):
Financing charges	—	(230,824)
Interest expense	(2,237)	(26,560)
Change in fair value of warrant liability	1,831	(9,284)
Amortization of debt discount and issuance cost	—	(21,683)
Other income	16,820	—
Other expense	—	(180)
Total other income (expense), net	16,414	(288,531)

Net loss	(2,278,684)	(2,120,651)
Preferred stock dividends	(213,543)	—
Net loss available to common stockholders	$(2,492,227)	$(2,120,651)

Per-Share Data
Basic and diluted loss per share	$(0.33)	$(0.32)

Weighted Average Common Shares Outstanding
Basic and diluted	7,463,578	6,550,567

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2024	-	$-	6,508,897	$6,509	$47,148,361	$(48,558,111)	$(1,403,241)
Warrants exercised	-	-	11,000	11	26,169	-	26,180
Additional paid in capital from warrants issued under advisory agreement	-	-	-	-	15,543	-	15,543
Additional paid in capital from warrants issued as debt discount	-	-	-	-	97,465	-	97,465
Common stock issued from agreements	-	-	75,000	75	200,175	-	200,250
Net loss	-	-	-	-	-	(2,120,651)	(2,120,651)
Balances at March 31, 2024	-	$-	6,594,897	$6,595	$47,487,713	$(50,678,762)	$(3,184,454)

Balances at January 1, 2025	4,280,939	$4,281	6,990,227	$6,990	$58,856,089	$(56,799,612)	$2,067,748
Warrants exercised	-	-	186,166	186	(186)	-	-
Common stock issued from agreements	-	-	39,471	40	112,453	-	112,493
Issuance of restricted stock awards	-	-	-	-	356,922	-	356,922
Net loss	-	-	-	-	-	(2,278,684)	(2,278,684)
Balances at March 31, 2025	4,280,939	$4,281	7,215,864	$7,216	$59,325,278	$(59,078,296)	$258,479

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(2,278,684)	$(2,120,651)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and issuance cost	—	21,683
Depreciation and amortization	6,356	10,737
Provisions for losses on accounts receivable	—	13,634
Loss on disposal of property and equipment	533	—
Non-cash lease expense	13,719	17,316
Stock-based compensation	105,811	227,000
Issuance of common stock for non-cash consideration	—	50,062
Issuance of warrants for non-cash consideration	—	15,543
Change in fair value of warrant liabilities	(1,831)	9,284
Changes in operating assets and liabilities:
Accounts receivable	910	(31,001)
Inventory	6,907	1,026
Prepaids and other current assets	25,840	4,497
Accounts payable	(61,931)	32,821
Accrued expenses	156,784	415,394
Customer deposits	5,157	10,807
Operating lease liability	(14,823)	(10,312)
Other non-current liabilities	431,597	—
Net cash used in operating activities	(1,603,655)	(1,332,160)

Cash Flows from Investing Activities
Additions to property and equipment	(18,000)	(14,722)
Net cash used in investing activities	(18,000)	(14,722)

Cash Flows from Financing Activities
Proceeds from exercised warrants	—	26,180
Principal payments on notes payable	(69,845)	(51,606)
Proceeds from convertible notes, net of fees	—	1,375,500
Net cash (used in) provided by financing activities	(69,845)	1,350,074

Net (Decrease) Increase in Cash and Cash Equivalents	(1,691,500)	3,192

Cash and Cash Equivalents at Beginning of Period	3,696,870	78,560

Cash and Cash Equivalents at End of Period	$2,005,370	$81,752

Supplemental Disclosure of Operating Activities
Cash paid for interest	$2,237	$16,889
Cash paid for income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Recognition of right of use asset	$—	$284,339
Common stock issued for services	112,493	200,250
Common stock issued upon cashless exercise of warrants	186	—
Fair value of warrants from debt discount in convertible notes classified as additional paid in capital	—	97,465

The accompanying notes are an integral part of these unaudited condensed financial statements

1. Basis of Presentation, Organization and Other Matters

NeurAxis, Inc. (“we,” “us,” the “Company,” or “NeurAxis”) was established in 2011 and incorporated in the state of Indiana in 2012 under the name of Innovative Health Solutions, Inc. The name was changed to NeurAxis, Inc. in 2022 when the Company filed a Certificate of Conversion and became a Delaware corporation.

The Company is headquartered in Carmel, Indiana, and specializes in the development, production, and sale of medical neuromodulation devices. The Company has developed four FDA cleared products: (i) the IB-STIM (DEN180057, 2019), (ii) the Rectal Expulsion Device (“RED”) (K242304,2024), (iii) the NSS-2 Bridge (DEN170018, 2017) and (iv) the original 510(K) clearance (K140530, 2014).

●

The IB-STIM is a percutaneous electrical nerve field stimulator (PENFS) device that is indicated in patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome. The IB-STIM currently is one of two products marketed and sold by the Company.

●	RED is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity patients who experience desire or urge to defecate at lower volumes of distention. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal. The NSS-2 Bridge device is licensed to Masimo Corporation. Masimo markets and sells this product as its Masimo Bridge.

●	The original 510(K) device was an Electroacupuncture Device (“EAD”), now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of the Company’s financial information. These unaudited interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other interim period or for any other future year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024.

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

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances, net of an allowance for credit losses. Management evaluates many factors when determining the collectability of specific customer accounts, including, but not limited to, creditworthiness, past transaction and payment history, current economic industry trends and changes in payment terms. Management used assumptions and judgment based on the best available facts and circumstances to estimate and record an allowance. The Company estimates credit losses on accounts receivable by utilizing an aging schedule. The allowance for credit losses was $5,000 and $5,000 as of March 31, 2025 and December 31, 2024, respectively. The Company recorded credit losses for the three months ended March 31, 2025 and 2024 of $0 and $13,634, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. For the three months ended March 31, 2025 and 2024, there was no expired inventory expensed. Inventory reserves totaled $4,454 and $4,454 as of March 31, 2025 and December 31, 2024, respectively.

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

The Company’s Level 1 accounts include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on March 31, 2025 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

There were no transfers between any of the levels during the periods ended March 31, 2025 and December 31, 2024. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company had no assets that were measured on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

Basic and Diluted Net Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents that were outstanding for the periods presented. In periods when losses are reported, which is the case for the three month periods ended March 31, 2025 and 2024 presented in these financial statements, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following potentially dilutive common stock equivalents:

	March 31,
	2025	2024

Options	1,319,394	1,319,394
Restricted Stock Units	842,214	—
Warrants	2,139,883	1,857,618
Series B Preferred Stock	4,280,939	—
Undeclared Cumulative Series B Preferred Stock Dividends	178,492	88,768
Totals	8,760,992	3,265,780

The following table presents the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(2,278,684)	$(2,120,651)
Preferred stock dividends	(213,543)	-
	(2,492,227)	(2,120,651)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	7,463,578	6,550,567
Basic and diluted net loss per share	$(0.33)	$(0.32)

Stock-Based Compensation

The Company accounts for all stock-based awards at fair value. The Company recognizes its stock-based compensation expense using the straight-line method. Compensation cost is not adjusted for estimated forfeitures, but instead is adjusted upon actual forfeiture.

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

Certain economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows. All of the Company’s products are sold to healthcare customers including hospitals, clinics and physician offices. Sales to healthcare customers lack seasonality and have a mild correlation with economic cycles. All of the Company’s sales are to customers located within the United States. Sales contracts consist of purchase orders that are short-term (i.e., less than or equal to one year).

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

At the time revenue is recognized, the Company estimates expected returns and excludes those amounts from revenue. The Company also maintains appropriate accounts to reflect the effects of expected returns on the Company’s financial position and periodically adjusts those accounts to reflect its actual return experience. Estimated returns totaled $6,587 and $5,000 as of March 31, 2025 and December 31, 2024, respectively.

Payment for goods sold by the Company is typically due after an invoice is sent to the customer, within 30 days. The Company does not offer discounts if the customer pays some or all of an invoiced amount prior to the due date. None of the Company’s contracts have a significant financing component.

Medical devices that the Company contracts to sell and transfer to customers are manufactured by two third-party manufacturers located in Indiana and Michigan. In no case does the Company act as an agent (i.e., the Company does not provide a service of arranging for another party to transfer goods to the customer).

Going Concern

As of March 31, 2025, we had stockholders’ equity of $258,479 and short-term outstanding borrowings of $84,307. Additionally, we had cash of $2,005,370 and a working capital surplus of $439,823 as of March 31, 2025. However, we have incurred losses and negative cash flows from operations since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock.

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

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ principal balances are $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company provided an allowance for the entire balance of principal and interest as of December 31, 2019. The current allowance is $1,012,800 as of March 31, 2025. The current loan balances are as follows:

	Loan	Interest	Interest
	Receivable	Receivable	Income
March 31, 2025
Shareholder 1	$506,400	$99,640	$5,289
Shareholder 2	506,400	99,505	5,289
	1,012,800	199,145	10,578
Allowance for Collection Risk	(1,012,800)	(199,145)	(10,578)
Net Balance	$—	$—	$—

	Loan	Interest	Interest
	Receivable	Receivable	Income
December 31, 2024
Shareholder 1	$506,400	$94,351	$23,413
Shareholder 2	506,400	94,216	23,413
	1,012,800	188,567	46,826
Allowance for Collection Risk	(1,012,800)	(188,567)	(46,826)
Net Balance	$—	$—	$—

The Company was granted an exclusive, worldwide non-transferable, royalty-free license for the auricular portion of certain patents owned by a limited liability company in which the Company’s President and Chief Executive Officer and Chief Regulatory, Compliance and Privacy Officer both maintain an ownership interest. The license allows for the development, marketing and sales of electro-therapy treatments by stimulation of cranial nerves, cranial nerve branches, auricular nerves, auricular nerve branches, auricular nerve bundles and auricular anatomical structures in human patient. The exclusive license agreement expires on October 18, 2037, may be terminated by either party upon 60 days prior written notice and requires the Company to pay costs associated with the maintenance, prosecution and continuation of patent filings. The Company’s Board of Directors pre-approved the reimbursement of up to $10,000 for the year ending December 31,2025. The license costs totaled $1,317 and $0 for the three months ended March 31, 2025 and 2024, respectively. The Company owed the limited liability company $210 and $0 that are included in accounts payable in the Condensed Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

From time to time, a member of the Company’s Board of Directors purchases IB-STIM devices from the Company at cost to conduct research and development activities. The Company’s Board of Directors pre-approved the sale of these IB-STIM devices up to $10,000 for the year ended December 31,2025. The Company sold IB-STIM devices for a total of $1,957 and $0 for the three months ended March 31, 2025 and 2024, respectively.

The Company’s former Chief Financial Officer is contracted for services through a third-party public accounting firm. He is the firm’s managing partner and majority shareholder. The firm is engaged by the Company to provide accounting and tax services on a continuous basis. The services totaled $21,871 and $62,987 for the three months ended March 31, 2025 and 2024, respectively. The Company owed the firm $2,710 and $4,173 that are included in accounts payable as of March 31, 2025 and December 31, 2024, respectively. On June 28, 2024, the Company also issued 20,000 common shares with a fair value $55,600 to the former Chief Financial Officer for services rendered during the IPO process.

4. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid insurance	$115,506	$186,028
Prepaid software subscriptions	46,003	39,834
Other	93,018	54,505
Total prepaids and other current assets	$254,527	$280,367

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2025	December 31, 2024
Compensation and benefits	$961,461	$1,261,317
Settled litigation	187,500	-
Interest	66,648	66,648
Advisory fees	-	176,750
Other	155,351	73,065
Total accrued expenses	$1,370,960	$1,577,780

6. Notes Payable

Promissory Notes

On August 9, 2024, the Company entered into a $210,000 promissory note to finance the premiums of a business insurance policy, bearing interest at a rate of 7.40% per annum and maturing on June 9, 2025. On November 1, 2024, the Company entered into a second promissory note with a principal balance of $64,328 to finance premiums of other business insurance policies, bearing interest at a rate of 7.65% per annum and maturing on September 1, 2025 (collectively referred to as the “2024 Promissory Notes”). The principal outstanding on 2024 Promissory Notes was $84,307 and $154,152 as of March 31, 2025 and December 31, 2024, respectively.

2024 Convertible Notes

On November 8, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) with a shareholder for the issuance 1,260,504 shares of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $3,000,000 paid in 15 monthly installments of $200,000 each, commencing on the later of January 10, 2024 or a date after stockholder approval of an amendment to the Company’s Certificate of Incorporation to authorize the creation of the Series B Preferred Stock. The Series B Preferred Stock was convertible at any time into shares of common stock of the Company without any further consideration. Following the issuance of the Series B Preferred Stock, it would rank senior to the common stock with respect to payments upon the liquidation, dissolution and winding up of the Company. Due to a delay in the stockholder approval, the Company amended the SPA on February 12, 2024 to issue a convertible promissory note, due and payable on the earlier of 15 months or 12 months if the Series B Preferred Stock has not been authorized, convertible into Series B Convertible Preferred Stock with identical funding amounts and terms (the “$3,000,000 Convertible Promissory Note”). The shareholder funded $800,000 of the $3,000,000 commitment in 2024.

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

As of August 15, 2024, the Company received $4,935,000 of the principal amount of the Amended 2024 Convertible Notes with the remainder due in monthly installments through March of 2025 resulting in an effective interest rate of 12.5%. On August 15, 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B preferred stock. Pursuant to the terms of the Amended 2024 Convertible Promissory Notes, the outstanding principal balance of $4,935,000 was mandatorily converted into 2,073,524 Series B Preferred Shares at a conversion price of $2.38 on August 15, 2024. Amortization of the debt discount on the Amended 2024 Convertible Notes totaled $21,683 for the three months ended March 31, 2024. There was no amortization of the debt discount for the three months ended March 31, 2025 as the unamortized debt discount of $165,577 was reclassified to Additional Paid-In-Capital in the Statements of Stockholders’ Equity (Deficit) on August 15, 2024 upon mandatory conversion.

Interest expense totaled $2,237 and $26,560 for the three months ended March 31, 2025 and 2024, respectively. The Company’s accrued interest totaled $66,648 as of March 31, 2025 and December 31, 2024.

7. Leases

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases at March 31, 2025 and December 31, 2024.

The Company has two leases primarily consisting of office space in Versailles and Carmel, Indiana. The lease in Versailles started January 1, 2022 and had a term of one year, with automatic one year renewal, unless 60 day notice of vacating is given, commencing on the execution hereof and continuing through December 31st of each year. The current monthly lease payment for this lease is $1,800 with a 4% per annum increase. A new lease in Carmel, Indiana commenced January 1, 2024. The initial term is five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. As long as the Company is not in default, it is only obligated to pay an amount equal to 50% of the monthly base rent for the first 10 months of the term.

The Company recognized operating lease expense of $25,523 and $25,756 for the three months ended March 31, 2025 and 2024, respectively, including short-term lease expense and variable lease costs.

The following table presents information related to the Company’s operating leases:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$270,938	$284,656

Other current liabilities	65,900	62,754
Operating lease liabilities	238,530	256,499
	$304,430	$319,253

Weighted-average remaining lease term (in years)	3.88	2.75
Weighted-average discount rate	15.0%	15.0%

As of March 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

2026	$105,874
2027	102,794
2028	87,399
2029	89,586
2030	15,210
Total lease payments	400,863
Less: imputed interest	(96,433)
Total present value of lease payments	$304,430

8. Common Stock and Warrants

The Company authorized 100,000,000 shares of common stock, of which 7,215,864 and 6,990,227 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

On January 17, 2025, the Company issued (i) 39,471 shares of common stock with a fair value of $112,493 to its Board of Directors for their service from April 1, 2024 through December 31, 2024, which was recorded as general and administrative expense in the Condensed Statements of Operations and (ii) 186,166 shares of common stock to an investor in exchange for 502,647 warrants in a cashless exercise transaction with $186 reclassified from additional paid in capital to common stock in the Condensed Statements of Stockholders’ Equity (Deficit).

During the three months ended March 31, 2024, the Company issued (i) 11,000 common shares upon the exercise of warrants for $26,180, (ii) 75,000 shares as payment to a vendor for services.

The following is a summary of warrant activity for common stock during the three months ended March 31, 2025 and year ended December 31, 2024:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of January 1, 2024	1,822,358	$4.69	3.05
Granted	861,424	2.38	3.49
Canceled	(30,252)	2.38	4.79
Exercised	(11,000)	2.38	3.61
Outstanding as of December 31, 2024	2,642,530	2.41	2.93
Exercised	(502,647)	2.38	3.07
Outstanding as of March 31, 2025	2,139,883	$2.10	2.80

The following table summarizes the Company’s warrants outstanding and exercisable as of March 31, 2025:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Investor Warrant	12,852	$8.76	September 18, 2028
Investor Warrant	289,779	$0.01	None
2022 Convertible Notes	280,008	$2.38	Various in 2027
2023 Convertible Notes	1,149,586	$2.38	Various in 2028
Underwriter Warrants	331,146	$2.38	August 8, 2028
Advisory Agreement Warrants	76,512	$2.38	Various in 2029
	2,139,883

9. Preferred Stock

On August 15, 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B Preferred Stock with 4,280,939 shares issued and outstanding as of March 31, 2025. Series B Preferred Stock shareholders vote with Common Stock shareholders on an as-converted basis and not as a separate class. Cumulative dividends accrue at 8.5% per annum and are due and payable in either cash for common shares as the Company’s discretion on a quarterly basis through June 30, 2025. Series B Preferred Stock converts to common stock on a 1:1 basis, subject to adjustments for stock dividends, splits, combinations and similar events as well as unpaid dividends thereon, solely at the election of the holder at any time.

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

As of March 31, 2025 and December 31, 2024, there were no preferred stock dividends declared or paid. Series B Preferred Stock undeclared cumulative dividends totaled $424,811 and $211,268 as of March 31, 2025 and December 31, 2024, respectively.

10. Stock-Based Compensation

Restricted Stock Units

Pursuant to the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan, the Company initiated grants of restricted stock units (“RSUs”) on January 3, 2025 and March 4, 2025 to certain employees as follows:

	Number of RSUs	Weighted Average Fair Value
Outstanding as of December 31, 2024	—	$—
Granted	842,214	2.31
Outstanding as of March 31, 2025	842,214	$2.31
Vested as of March 31, 2025	—	—

The RSUs are subject to a three-year cliff-vesting period and are payable in shares of the Company’s common stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of March 31, 2025. No RSUs were granted during the year ended December 31, 2024.

Total stock-based compensation expense related to RSUs is classified in the Company’s Condensed Statements of Operations as general and administrative expense and amounted to $105,811 and $227,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, total unrecognized stock-compensation expense relating to unvested stock awards granted under the Company’s share-based compensation plans amounted to $1,654,312.

Stock Options

The following is a summary of the Company’s outstanding stock options as of March 31, 2025 and December 31, 2024:

	Number of Options	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,319,394	4.69	$6.94	$—
Outstanding as of March 31, 2025	1,319,394	4.44	$6.94	$—
Vested and Exercisable as of March 31, 2025	1,319,394	4.44	$6.94	$—

There was no stock-based compensation expense related to stock options recorded for the three months ended March 31, 2025 and 2024.

11. Warrant Liabilities

The Company has evaluated financial instruments arising from warrants that are issued and outstanding as of March 31, 2025 and December 31, 2024. The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the liability and to mark to market the fair value of the warrant at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included (i) an exercise price of $8.76 per share, (ii) an expected remaining term of each warrant based on the remaining contractual maturity of the each warrant, (iii) estimated volatility ranging from 75.0% to 84.5% based on historical stock prices of comparable companies with a look back period commensurate with the period to maturity, (iv) a risk-free interest rate ranging from 3.84% to 4.38% based on the interest rates of U.S. Treasury Notes consistent with the expected remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following are the changes in the warrant liabilities during the three months ended March 31, 2025 and year ended December 31, 2024:

Level 3
Warrant liabilities as of January 1, 2024	$8,225
Changes in fair value of warrant liabilities	941
Warrant liabilities as of December 31, 2024	9,166
Changes in fair value of warrant liabilities	(1,831)
Warrant liabilities as of March 31, 2025	$7,335

12. Segment Information

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

The following reconciles the reportable segment net sales and operating loss to the Company’s reported net loss:

	Three months ended March 31,
	2025	2024
Net Revenue	$895,655	$646,635
COGS	139,475	75,081
Gross Profit	756,180	571,554
Selling Expenses (a)	133,954	80,030
Research & Development (a)	60,556	5,570
Compensation and Benefits (a)	1,345,454	1,298,331
Professional Services (a)	406,716	548,467
Other Operating Expenses (a) (b)	1,104,598	471,276
Segment Operating Loss	(2,295,098)	(1,832,120)
Financing Charges	-	(230,824)
Interest Expense	(2,237)	(26,560)
Change in Fair Value of Warrant Liability	1,831	(9,284)
Amortization of Debt Discount and Issuance Cost	-	(21,683)
Other Income	16,820	-
Other Expense	-	(180)
Total Other (Expense) Income, Net	16,414	(288,531)
Net Loss	$(2,278,684)	$(2,120,651)

(a)	The significant expense categories and amounts align with the segment-level information provided on a regular basis to the CODM.
(b)	Other operating expenses include advertising, rent and utilities, insurance, depreciation and amortization, travel, software subscription fees, board fees and bad debt expense.

Total segment assets for IB-STIM amounted to $3,029,809 and $4,757,572 as of March 31, 2025 and December 31, 2024, respectively. Total segment capital expenditures for IB-STIM amounted to $18,000 and $14,722 for the three months ended March 31, 2025 and 2024, respectively. Total segment depreciation and amortization amounted to $6,356 and $10,737 for the three months ended March 31, 2025 and 2024, respectively.

Significant segment non-cash charges settled in common stock include (i) consulting and advisory fees totaling $112,493 and $200,250 for the three months ended March 31, 2025 and 2024, respectively.

13. Settled Litigation

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

On April 25, 2025, the parties reached a tentative $750,000 settlement payable in 12 equal monthly installments beginning in January of 2026. The Company recorded a charge of $619,097 classified as general and administrative expense in the Condensed Statements of Operations during the three months ended March 31, 2025, while interest expense will be recorded as incurred. As of March 31, 2025, the Company accrued $187,500 as accrued expenses and $431,597 as other non-current liabilities in the Condensed Balance Sheets.

14. Commitments and Contingencies

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

Advisory Agreement

On March 18, 2024, the Company terminated its private placement services agreement and entered into an advisory agreement for debt, equity and public securities market services for one year. The advisory agreement included a monthly fee of $30,000 and 7,563 common stock warrants to be issued monthly at an exercise price of $2.38 with a term of five years. On December 31, 2024, the Company and the financial advisor terminated the advisory agreement subject to the cancelation of all common stock warrants issued after July 2024 and the payment for services rendered totaling $180,000 during the three months ended March 31, 2025.

Settlement Agreements

The Company settled a 2023 convertible note dispute with an existing shareholder for $230,824 during the three months ended March 31, 2024. The Board approved the issuance of 53,063 common shares on April 4, 2024 as consideration in lieu of payment recorded as financing charges in the Condensed Statements of Operations. There were no shares of common stock issued to settle any claims during the three months ended March 31, 2025.

Furthermore, the Company authorized the issuance of 1,518 shares of its common stock to settle remaining claims with pre-IPO Series A Preferred Stock shareholders classified as $4,220 of other expense for the three months ended June 30, 2024 in the Condensed Statements of Operations and accrued expenses in the Condensed Balance Sheets as of March 31, 2025 and December 31, 2024. These common shares have not yet been issued as of the reporting date as the Company awaits execution of the settlement agreements by the counterparties. There are no further settlement obligations as of March 31, 2025.

Executive Employment Agreements

The Company, as authorized by the board of directors, entered into employment agreements with certain employees to provide incentives to improve shareholder value and to contribute to the growth and financial success of the Company. The agreements had an employment start date of October 1, 2022, with initial terms from 2 to 5 years and optional one-year renewals.

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

The special options bonuses of $14,821,830 were contingent upon a successful initial public offering and will be recorded when paid.

On April 10, 2024, the employment of the Company’s Chief Operating Officer was terminated. Pursuant to the employment agreement, the Company (i) made salary continuation payments based on an annual salary of $275,000 through October 10, 2024, (ii) issued 25,832 shares of common stock at a fair value of $78,788 and (iii) made a $41,980 one-time payment in lieu of the exercise of 13,764 stock options that expired on January 2, 2024. The Company is contracted to provide health care coverage through October 2025 and has accrued for that obligation totaling $15,421and $21,418 classified as Accrued Expenses in the Condensed Balance Sheets as of March 31, 2025 and December 31, 2024, respectively.

Threatened Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of the date of issuance, other than those described below and in note 13, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest. Legal fees are expensed as incurred.

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

15. Subsequent Events

On April 25, 2025, the parties reached a tentative $750,000 settlement payable in 12 equal monthly installments beginning in January of 2026. The Company recorded a charge of $619,097 classified as general and administrative expense in the Condensed Statements of Operations during the three months ended March 31, 2025, while interest expense will be recorded as incurred. As of March 31, 2025, the Company accrued $187,500 as accrued expenses and $431,597 as other non-current liabilities in the Condensed Balance Sheets.

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no other events that have occurred that would require adjustments to our disclosures in the condensed financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes appearing in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Form 10-K for the period ended December 31, 2024 (the “2024 Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a growth stage company focused on developing neuromodulation therapies to address chronic and debilitating conditions in children. Our mission is to provide solutions that create value and provide better and safer patient outcomes. Our IB-Stim device is a PENFS system intended to be used in patients 8-21 years of age with functional abdominal pain associated with IBS and has market clearance from FDA for functional abdominal pain associated with IBS in children. Our RED device is an easy-to-use, office-based, point-of-care test that identifies patients with chronic constipation due to pelvic floor dyssynergia and has FDA market clearance for adults. Other indications in our pipeline are comprised of functional nausea in children, post-concussion syndrome in children, cyclic vomiting syndrome in children and functional abdominal pain associated with IBS in adults.

Since our inception, we have incurred significant operating losses. Our net loss was $2,278,684 and $2,120,651 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had stockholders’ equity of $258,479. Our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim device and seek FDA clearance of our device for other indications as we also fund sales and marketing efforts to expand the adoption of RED. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

Factors Affecting our Business and Results of Operations

Revenue

Our revenue is derived from the sale of our IB-Stim device to healthcare companies, primarily hospitals and clinics. Sales generally are not seasonal and only mildly correlated with economic cycles. Our IB-Stim device sells for $1,195 per device, and each child being treated for functional abdominal pain associated with IBS will use three to four devices. Potential patients with future indications are expected to use four to six or more devices per patient.

Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We enter into sales agreements with customers for IB-Stim devices based on purchase orders and standard terms, which vary slightly based on the customer’s form, and conditions of sale. Standard payment terms generally are that payment is due within 30 days.

Given the current economic environment, we cannot predict whether inflation will have a material impact on our operations for the foreseeable future.

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

Costs of goods sold consist of costs paid for the IB-Stim device to our contract manufacturer along with shipping and handling costs and expired inventory charges. Expired inventory expense is related to our FDA clearance for our device in the treatment of functional abdominal pain associated with IBS in children. Specifically, a certain component of our IB-Stim device is cleared for a two-year period after the date the device is manufactured, and if the device is not sold in such period, we must take the device out of inventory and write it off. We had no expired inventory for the three months ended March 31, 2025 and 2024. Expired inventory has not been material to our results. We have a fixed-price contract with the manufacturer of our IB-Stim device to produce the device. We expect production costs to remain relatively constant and only nominal inventory expirations in the foreseeable future.

Our core selling expenses primarily consist of commissions.

Research and development expense is attributable to our clinical trials and related efforts to have our IB-Stim and RED devices cleared by the FDA for other indications. We expect to incur future R&D expenses for other indications, such as functional nausea, post-concussion syndrome and cyclic vomiting syndrome in children.

General and administrative expense primarily consists of wages and benefits, professional fees, including legal, and audit, insurance, investor relations, advertising, facility costs, utilities and travel costs.

Results of Operations

The following table presents our statements of operations for the three months ended March 31, 2025 and 2024, respectively:

	(Unaudited)
	Three Months Ended March 31,
	2025	2024

Net sales	$895,655	$646,635
Cost of goods sold	139,475	75,081
Gross profit	756,180	571,554
Selling expenses	133,954	80,030
Research and development	60,556	5,570
General and administrative	2,856,768	2,318,074
Operating loss	(2,295,098)	(1,832,120)
Other (expense) income:
Financing charges	-	(230,824)
Interest expense, net	(2,237)	(26,560)
Change in fair value of warrant liability	1,831	(9,284)
Amortization of debt discount and issuance costs	-	(21,683)
Other income	16,820	-
Other expense	-	(180)
Total other (expense) income, net	16,414	(288,531)
Net loss	$(2,278,684)	$(2,120,651)

Net Sales

Net sales increased $249,020, or 38.5%, from $646,635 for the three months ended March 31, 2024, to $895,655 for the three months ended March 31, 2025, due to volume growth from customers that provide full insurance reimbursement coverage and those participating in our financial assistance programs that provide discounts to patients without insurance coverage.

Gross Profit and Gross Margin

Gross profit increased $184,626, or 32.3%, from $571,554 for the three months ended March 31, 2024, to $756,180 for the three months ended March 31, 2025, due to higher sales volume. Despite the increase in sales volume, the decrease in gross margin from 88.4% for the three months ended March 31, 2024, to 84.4% for the three months ended March 31, 2025, was due to higher growth in the Company’s financial assistance programs that are discounted to patients without insurance coverage compared to the Company’s undiscounted full reimbursement customers and higher device manufacturing and shipping costs.

Selling Expenses

Selling expenses increased $53,924, or 67.4%, from $80,030 for the three months ended March 31, 2024, to $133,954 for the three months ended March 31, 2025, due to higher sales volume and a temporary commission structure to facilitate growth and adoption in new states.

Research and Development

Research and development expenses increased $54,986, or 987.2%, from $5,570 for the three months ended March 31, 2024, to $60,556 for the three months ended March 31, 2025, due to higher quarter-to-date spending on a medical research project and costs to develop the RED device.

General and Administrative

General and administrative expenses increased $538,694, or 23.2%, from $2,318,074 for the three months ended March 31, 2024, to $2,856,768 for the three months ended March 31, 2025, primarily due to (i) expenses related to the introduction of annual short-term and long-term incentive plans that did not exist in 2024, (ii) higher advertising costs in order to expand market awareness, (iii) third party costs incurred to enhance the Company’s internal control environment and (iv) the settlement of a lawsuit, partially offset by a one-time hiring grant in 2024 to the Company’s Chief Financial Officer that did not recur in 2025 and lower legal, accounting, consulting, investor relations and insurance costs as new hires in 2024 have internally absorbed certain services.

Operating Loss

Our operating loss increased $462,978, or 25.3%, from $1,832,120 for the three months ended March 31, 2024, to $2,295,098 for the three months ended March 31, 2025, primarily due to higher general and administrative expenses as a result of the settlement of a lawsuit partially offset by higher sales volume.

Other (Expense) Income, Net

Other expense, net improved $304,945, or 105.7%, from $288,531 of expense for the three months ended March 31, 2024, to $16,414 of income for the three months ended March 31, 2025, primarily due to the absence of finance charges incurred in 2024 to settle a 2023 convertible note dispute and the full conversation of convertible notes to Series B Preferred Stock that eliminated any further interest expense and amortization of issuance costs.

Net Loss

Our net loss increased $158,033, or 7.5%, from $2,120,651 for the three months ended March 31, 2024, to $2,278,684 for the three months ended March 31, 2025, due to higher general and administrative expenses as a result of the settlement of a lawsuit partially offset by higher sales volume and the absence of financing charges, interest expense and issuance costs incurred on convertible notes.

Liquidity and Capital Resources

We had cash on hand of $2,005,370 and $3,696,870 as of March 31, 2025, and December 31, 2024, respectively. We maintained a working capital surplus of $439,823 and $1,832,858 as of March 31, 2025, and December 31, 2024, respectively. The decrease in working capital was primarily due to the utilization of cash to fund the Company’s net loss during the three months ended March 31, 2025.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of March 31, 2025, we had stockholders’ equity of $258,479 and short-term borrowings of $84,307.

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

The following table summarizes our cash flow from operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

	(Unaudited)
	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,603,655)	$(1,332,160)
Net cash used in investing activities	(18,000)	(14,722)
Net cash (used in) provided by financing activities	(69,845)	1,350,074
Net (decrease) increase in cash and cash equivalents	(1,691,500)	3,192
Cash and cash equivalents at beginning of period	3,696,870	78,560
Cash and cash equivalents at end of period	$2,005,370	$81,752

Operating Activities – Net cash used in operating activities increased 271,495, or 20.4%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to delayed vendor payments during the three months ended March 31, 2024 as a result of the Company’s liquidity position at that time.

Investing Activities – Net cash used in investing activities increased $3,278, or 22.3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to capital expenditures to manufacture the RED device.

Financing Activities – Net cash (used in) provided by financing activities decreased $1,419,919, or 105.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the issuance of convertible notes in 2024 that did not recur in 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the Audit Committee and the Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management, including our principal executive officer and principal financial officer, recognizes that internal controls over financial reporting, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

Based on our evaluation, management identified material weaknesses in our internal control over financial reporting as of March 31, 2025, as set forth below:

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

In order to remediate the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, undertook measures to enhance the Company’s internal control environment, including the (i) hiring of a principal financial officer and other accounting personnel to ensure the appropriate application of U.S. GAAP, (ii) implementation of a documented internal control framework and program, (iii) documentation and communication of business policies such as a delegation of authority over company transactions and invoice approvals, (iv) completion of a formal monthly close process including account reconciliations with supporting documentation and (v) engagement of a third-party firm to properly segregate duties and approvals within the Company’s financial system. However, management has not fully implemented the remediation steps and expects remediation efforts to continue in fiscal year 2025.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Also on July 14, 2022, plaintiffs Ritu Bhambhani, LLC; Box Hill Surgery Center, LLC; Pain and Spine Specialists of Maryland, LLC; and SimCare ASC, LLC initiated a lawsuit against the Company and others in the United States District Court for the District of Maryland (the “2022 Lawsuit”). The plaintiffs in this lawsuit are business entities owned or partially owned by the plaintiffs that initiated the litigation described above. The Complaint asserted claims under the RICO Act, as well as fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy and seeks compensatory damages in excess of $75,000, pre-judgment interest, punitive damages, attorney’s fees, and court costs. The Complaint states that the Company, distributors of the Company’s product, and medical billing and coding consultants allegedly made misrepresentations to the plaintiffs that the Company’s NeuroStim device and related procedures could be billed to, and reimbursed by, Medicare and other insurance payors as a surgically implantable neurostimulator. Plaintiffs claim to have suffered damages when Medicare administrative contractors declined to pay plaintiffs for their use of the device.

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

On April 25, 2025, the parties reached a tentative $750,000 settlement payable in 12 equal monthly installments beginning in January of 2026.

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

ITEM 1A: RISK FACTORS

For information regarding the risk factors that could affect the Company’s business, results of operations, financial condition and liquidity, see the information under Part I, Item 1A. “Risk Factors” in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company issued 360,902 and 481,312 restricted stock units (“RSUs”) on January 3, 2025 and March 4, 2025, respectively, to certain employees at fair values ranging from $2.18 to $2.43 per RSU. The RSUs are subject to a three-year cliff-vesting period and are payable in shares of the Company’s common stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of March 31, 2025.

On January 17, 2025, the Company issued 39,471 shares of common stock with a fair value of $112,493 to its Board of Directors for their service from April 1, 2024 through December 31, 2024.

On January 17, 2025, the Company issued 186,166 shares of common stock to an investor in exchange for 502,647 warrants in a cashless exercise transaction.

Unless otherwise stated above, the issuances of these securities were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder, or Securities Act Rule 701 for the offer and sale of securities not involving a public offering.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

 Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NEURAXIS, INC.
Date: May 12, 2025
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	/s/ Timothy Henrichs
Timothy Henrichs
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

