Form 10-Q
period 2025-06-30
Neuraxis, INC
filed 2025-08-12
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30. 2025

or

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2025 was 9,858,716 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

NeurAxis, Inc.

Condensed Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$5,988,456	$3,696,870
Accounts receivable, net of credit losses of $5,000 and $5,000 as of June 30, 2025 and December 31, 2024, respectively	128,518	244,618
Inventories, net of reserves of $17,195 and $4,454 as of June 30, 2025 and December 31, 2024, respectively	131,432	44,328
Prepaids and other current assets	370,325	280,367
Total current assets	6,618,731	4,266,183

Property and Equipment, at Cost:	484,815	464,402
Less - accumulated depreciation	(383,711)	(374,420)
Property and equipment, net	101,104	89,982

Other Assets:
Operating lease right of use asset, net	256,656	284,656
Intangible assets, net	91,345	96,588
Security deposit	20,163	20,163
Total Assets	$7,087,999	$4,757,572

Liabilities

Current Liabilities:
Accounts payable	$464,518	$596,946
Accrued expenses	1,652,788	1,577,780
Current portion of operating lease payable	69,165	62,754
Notes payable	121,433	154,152
Customer deposits	31,927	32,527
Warrant liabilities	7,454	9,166
Total current liabilities	2,347,285	2,433,325

Non-Current Liabilities:
Operating lease payable, net of current portion	219,880	256,499
Other non-current liabilities	267,540	—
Total non-current liabilities	487,420	256,499

Total liabilities	2,834,705	2,689,824

Commitments and Contingencies (see note 14)	—	—

Stockholders’ Equity
Convertible Series B Preferred stock, $0.01 par value; 5,000,000 shares authorized; 3,896,907 and 4,280,939 shares issued and outstanding as of June 30, 2025 and December 31, 2024	3,897	4,281
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,858,716 and 6,990,227 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9,859	6,990
Additional paid in capital	65,008,252	58,856,089
Accumulated deficit	(60,768,714)	(56,799,612)

Total stockholders’ equity	4,253,294	2,067,748

Total Liabilities and Stockholders’ Equity	$7,087,999	$4,757,572

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$894,086	$611,500	$1,789,741	$1,258,135
Cost of Goods Sold	146,643	73,458	286,118	148,539

Gross Profit	747,443	538,042	1,503,623	1,109,596

Selling Expenses	142,253	62,274	276,206	142,304
Research and Development	58,319	54,312	108,012	59,882
General and Administrative	2,264,729	2,628,288	5,132,360	4,946,362

Operating Loss	(1,717,858)	(2,206,832)	(4,012,955)	(4,038,952)

Other Income (Expense):
Financing charges	—	—	—	(230,824)
Interest expense	(13,434)	(80,697)	(15,672)	(107,257)
Change in fair value of warrant liability	(119)	7,576	1,712	(1,708)
Amortization of debt discount and issuance cost	—	(63,817)	—	(85,500)
Other income	40,993	2,961	57,813	2,961
Other expense	—	(576,901)		(577,081)
Total other income (expense), net	27,440	(710,878)	43,853	(999,409)

Net Loss	(1,690,418)	(2,917,710)	(3,969,102)	(5,038,361)
Preferred stock dividends	(207,465)	—	(421,008)	—
Net Loss Available to Common Stockholders	$(1,897,883)	$(2,917,710)	$(4,390,110)	$(5,038,361)

Per-Share Data
Basic and diluted loss per share	$(0.22)	$(0.42)	$(0.56)	$(0.73)

Weighted Average Shares Outstanding
Basic and diluted	8,520,596	6,921,004	7,903,726	6,902,841

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

	For the Three and Six Months Ended June 30, 2024
	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2024	-	$-	6,508,897	$6,509	$47,148,361	$(48,558,111)	$(1,403,241)
Warrants exercised	-	-	11,000	11	26,169	-	26,180
Additional paid in capital from warrants issued under advisory agreement	-	-	-	-	15,543	-	15,543
Additional paid in capital from warrants issued as debt discount	-	-	-	-	97,465	-	97,465
Common stock issued from agreements	-	-	75,000	75	200,175	-	200,250
Net loss	-	-	-	-	-	(2,120,651)	(2,120,651)
Balances at March 31, 2024	-	$-	6,594,897	$6,595	$47,487,713	$(50,678,762)	$(3,184,454)
Additional paid in capital from warrants issued under consulting agreement	-	-	-	-	44,853	-	44,853
Common stock issued from agreements	-	-	246,724	247	798,682	-	798,929
Net loss	-	-	-	-	-	(2,917,710)	(2,917,710)
Balances at June 30, 2024	-	$-	6,841,621	$6,842	$48,331,248	$(53,596,472)	$(5,258,382)

NeurAxis, Inc.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

	For the Three and Six Months Ended June 30, 2025
	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at January 1, 2025	4,280,939	$4,281	6,990,227	$6,990	$58,856,089	$(56,799,612)	$2,067,748
Warrants exercised	-	-	186,166	186	(186)	-	-
Common stock issued from agreements	-	-	39,471	40	112,453	-	112,493
Vesting of restricted stock awards	-	-	-	-	356,922	-	356,922
Net loss	-	-	-	-	-	(2,278,684)	(2,278,684)
Balances at March 31, 2025	4,280,939	$4,281	7,215,864	$7,216	$59,325,278	$(59,078,296)	$258,479
Warrants exercised	-	-	720,359	720	1,002,271	-	1,002,991
Conversion of Series B Preferred Stock to common stock	(384,032)	(384)	384,032	384	-	-	-
Issuance of common stock pursuant to shelf registration statement	-	-	1,538,461	1,539	4,998,460	-	4,999,999
Offering costs	-	-	-	-	(490,799)	-	(490,799)
Vesting of restricted stock awards	-	-	-	-	173,042	-	173,042
Net loss	-	-	-	-	-	(1,690,418)	(1,690,418)
Balances at June 30, 2025	3,896,907	$3,897	9,858,716	$9,859	$65,008,252	$(60,768,714)	$4,253,294

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(3,969,102)	$(5,038,361)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and issuance cost	—	85,500
Provision for losses on inventory	12,741	—
Depreciation and amortization	19,241	21,707
Provisions for losses on accounts receivable	—	20,001
Loss on disposal of property and equipment	168	—
Non-cash lease expense	28,001	31,152
Stock-based compensation	278,854	227,000
Issuance of common stock for non-cash consideration	—	831,382
Issuance of warrants for non-cash consideration	—	60,396
Change in fair value of warrant liabilities	(1,712)	1,708
Changes in operating assets and liabilities:
Accounts receivable	116,100	(93,964)
Inventory	(99,845)	(21,490)
Prepaids and other current assets	32,295	13,342
Accounts payable	(132,430)	(85,902)
Accrued expenses	407,812	1,007,508
Customer deposits	(600)	7,175
Operating lease liability	(30,208)	(14,449))
Other non-current liabilities	267,540	—
Net cash used in operating activities	(3,071,145)	(2,947,295)

Cash Flows from Investing Activities
Additions to property and equipment	(25,288)	(23,408)
Net cash used in investing activities	(25,288)	(23,408)

Cash Flows from Financing Activities
Offering costs paid	(459,999)	—
Proceeds from issuance of common shares	4,999,999	—
Proceeds from exercised warrants	1,002,991	26,180
Principal payments on notes payable	(154,972)	(109,263)
Proceeds from convertible notes, net of fees	—	4,740,500
Net cash provided by financing activities	5,388,019	4,657,417

Net Increase in Cash and Cash Equivalents	2,291,586	1,686,714

Cash and Cash Equivalents at Beginning of Period	3,696,870	78,560

Cash and Cash Equivalents at End of Period	$5,988,456	$1,765,274

Supplemental Disclosure of Operating Activities
Cash paid for interest	$3,701	$27,670
Cash refunded for income taxes	12,977	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Recognition of right of use asset	$—	$284,339
Common stock issued upon cashless exercise of warrants	186	—
Common stock issued upon cashless conversion of Series B Preferred Stock	384	—
Fair value of warrants from debt discount in convertible notes classified as additional paid in capital	—	97,465
Issuance of note payable to financing company for software subscription	122,253	—

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

●	The IB-STIM is a percutaneous electrical nerve field stimulator (PENFS) device that is indicated in patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome.

●	RED is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity patients who experience desire or urge to defecate at lower volumes of distention. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal and was licensed to Masimo Corporation (“Masimo”). Masimo marketed and sold this product as its Masimo Bridge. On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable in equal installments on December 31, 2025 and June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020.

●	The original 510(K) device was an Electroacupuncture Device (“EAD”), now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of the Company’s financial information. These unaudited interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other interim period or for any other future year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024.

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

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable is stated at the amount management expects to collect from outstanding balances, net of an allowance for credit losses. Management evaluates many factors when determining the collectability of specific customer accounts, including, but not limited to, creditworthiness, past transaction and payment history, current economic industry trends and changes in payment terms. Management used assumptions and judgment based on the best available facts and circumstances to estimate and record an allowance. The Company estimates credit losses on accounts receivable by utilizing an aging schedule. The allowance for credit losses was $5,000 and $5,000 as of June 30, 2025 and December 31, 2024, respectively. The Company recorded credit losses of $20,324 and $33,959 for the three and six months ended June 30, 2024, respectively. There were no credit losses for the three and six months ended June 30, 2025.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. The Company recorded expired and other inventory charges of $12,174 and $12,174 for the three and six months ended June 30, 2025, respectively. There were no expired inventory charges recorded for the three and six months ended June 30, 2024. Inventory reserves totaled $17,195 and $4,454 as of June 30, 2025 and December 31, 2024, respectively.

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

The Company’s Level 1 accounts include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on June 30, 2025 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

There were no transfers between any of the levels during the periods ended June 30, 2025 and December 31, 2024. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company had no assets that were measured on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

Basic and Diluted Net Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents that were outstanding for the periods presented. In periods when losses are reported, which is the case for the three and six month periods ended June 30, 2025 and 2024, respectively, presented in these financial statements, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following potentially dilutive common stock equivalents:

	June 30,
	2025	2024

Options	1,319,394	1,319,394
Pre-Funded Warrants for Common Stock	—	289,779
Restricted Stock Units	852,214	—
Warrants	1,419,524	1,880,307
Series B Preferred Stock	3,896,907	—
Undeclared Cumulative Series B Preferred Stock Dividends	265,662	—
Totals	7,753,701	3,489,480

The following table presents the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(1,690,418)	$(2,917,710)	$(3,969,102)	$(5,038,361)
Preferred stock dividends	(207,465)	-	(421,008)	-
	(1,897,883)	(2,917,710)	(4,390,110)	(5,038,361)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	8,520,596	6,921,004	7,903,726	6,902,841
Basic and diluted net loss per share	$(0.22)	$(0.42)	$(0.56)	$(0.73)

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

Certain economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows. All of the Company’s products are sold to healthcare customers including hospitals, clinics and physician offices. Sales to healthcare customers generally lack seasonality and have a mild correlation with economic cycles. All of the Company’s sales are to customers located within the United States. Sales contracts consist of purchase orders that are short-term (i.e., less than or equal to one year).

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

At the time revenue is recognized, the Company estimates expected returns and excludes those amounts from revenue. The Company also maintains appropriate accounts to reflect the effects of expected returns on the Company’s financial position and periodically adjusts those accounts to reflect its actual return experience. The estimated returns reserve totaled $5,000 and $5,000 as of June 30, 2025 and December 31, 2024, respectively.

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

Going Concern

As of June 30, 2025, we had stockholders’ equity of $4,253,294 and short-term outstanding borrowings of $121,433. Additionally, we had cash of $5,988,456 and a working capital surplus of $4,271,446 as of June 30, 2025. However, we have incurred losses and negative cash flows from operations since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock.

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

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ principal balances are $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company provided an allowance for the entire balance of principal and interest as of December 31, 2019. The current allowance is $1,012,800 as of June 30, 2025. The current loan balances are as follows:

	June 30, 2025			December 31, 2024
	Loan	Interest	Interest	Loan	Interest	Interest
	Receivable	Receivable	Income	Receivable	Receivable	Income
Shareholder 1	$506,400	$104,694	$10,343	$506,400	$94,351	$23,413
Shareholder 2	506,400	104,559	10,343	506,400	94,216	23,413
Principal balance	1,012,800	209,253	20,686	1,012,800	188,567	46,826
Allowance for collection risk	(1,012,800)	(209,253)	(20,686)	(1,012,800)	(188,567)	(46,826)
Net balance	$—	$—	$—	$—	$—	$—

The Company was granted an exclusive, worldwide non-transferable, royalty-free license for the auricular portion of certain patents owned by a limited liability company in which the Company’s President and Chief Executive Officer and Chief Regulatory, Compliance and Privacy Officer both maintain an ownership interest. The license allows for the development, marketing and sales of electro-therapy treatments by stimulation of cranial nerves, cranial nerve branches, auricular nerves, auricular nerve branches, auricular nerve bundles and auricular anatomical structures in human patient. The exclusive license agreement expires on October 18, 2037, may be terminated by either party upon 60 days prior written notice and requires the Company to pay costs associated with the maintenance, prosecution and continuation of patent filings. The Company’s Board of Directors pre-approved the reimbursement of up to $10,000 for the year ending December 31, 2025. No license costs were incurred for the three months ended June 30, 2025 and 2024, respectively. The license costs totaled $1,317 and $0 for the six months ended June 30, 2025 and 2024, respectively. No amounts were owed to the limited liability company as of June 30, 2025 and December 31, 2024, respectively.

From time to time, a member of the Company’s Board of Directors purchases IB-STIM devices from the Company at cost to conduct research and development activities. The Company’s Board of Directors pre-approved the sale of these IB-STIM devices up to $16,000 for the year ended December 31, 2025. The Company sold IB-STIM devices for a total of $4,394 and $978 for the three months ended June 30, 2025 and 2024, respectively, and $6,351 and $978 for the six months ended June 30, 2025 and 2024, respectively.

The Company’s former Chief Financial Officer is contracted for services through a third-party public accounting firm. He was the firm’s managing partner and majority shareholder. The firm is engaged by the Company to provide accounting and tax services on a continuous basis. The services totaled $9,808 and $43,560 for the three months ended June 30, 2025 and 2024, respectively, and $31,679 and $91,168 for the six months ended June 30, 2025 and 2024, respectively. The Company owed the firm $2,596 and $4,173 as of June 30, 2025 and December 31, 2024, respectively, that is included in accounts payable in the Condensed Balance Sheets. On June 28, 2024, the Company also issued 20,000 common shares with a fair value $55,600 to the former Chief Financial Officer for services rendered during the IPO process.

4. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid insurance	$44,985	$186,028
Prepaid software subscriptions	176,940	39,834
Other	148,400	54,505
Total prepaids and other current assets	$370,325	$280,367

5. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2025	December 31, 2024
Compensation and benefits	$1,040,099	$1,261,317
Settled litigation	375,000	-
Legal fees	107,045	43,891
Interest	66,648	66,648
Advisory fees	-	176,750
Other	63,996	29,174
Total accrued expenses	$1,652,788	$1,577,780

6. Notes Payable

Promissory Notes

On August 9, 2024, the Company entered into a $210,000 promissory note to finance the premiums of a business insurance policy, bearing interest at a rate of 7.40% per annum that matured on June 9, 2025. On November 1, 2024, the Company entered into a second promissory note with a principal balance of $64,328 to finance premiums of other business insurance policies, bearing interest at a rate of 7.65% per annum and maturing on September 1, 2025. On May 26, 2025, the Company entered into a third promissory note with a principal balance of $122,253 to finance subscription fees on certain software arrangements maturing on March 1, 2027. The outstanding principal was $121,433 and $154,152 as of June 30, 2025 and December 31, 2024, respectively.

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

The 2024 Original Convertible Promissory Notes earned interest at 8.5% per annum payable quarterly in either cash or common stock at the election of the Company. At any time following the date of shareholder approval to authorize the creation of Series B Preferred Stock prior to the maturity date, the investor may elect to convert all or part of the principal into the Company’s Series B Preferred Stock at a conversion price per share equal to $2.38. Without limiting the foregoing, all principal amounts outstanding on the maturity date will automatically convert into the Company’s Series B Preferred Stock. The Series B Preferred Stock is entitled to cumulative dividends at 8.5% per annum (whether or not declared) payable quarterly in either cash or common stock at the $2.38 conversion price at the election of the Company. Upon conversion to Series B Preferred Stock, the investor may elect, at its option at any time, to convert all or part of the Series B Preferred Stock plus accrued but unpaid dividends into an equivalent amount of common stock at the $2.38 conversion price.

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

As of August 15, 2024, the Company received $4,935,000 of the principal amount of the Amended 2024 Convertible Notes with the remainder due in monthly installments through March of 2025 resulting in an effective interest rate of 12.5%. On August 15, 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B preferred stock. Pursuant to the terms of the Amended 2024 Convertible Promissory Notes, the outstanding principal balance of $4,935,000 was mandatorily converted into 2,073,524 Series B Preferred Shares at a conversion price of $2.38 on August 15, 2024. Amortization of the debt discount on the Amended 2024 Convertible Notes totaled $63,817 and $85,500 for the three and six months ended June 30, 2024. There was no amortization of the debt discount for the three and six months ended June 30, 2025 as the unamortized debt discount of $165,577 was reclassified to Additional Paid-In-Capital in the Statements of Stockholders’ Equity (Deficit) on August 15, 2024 upon mandatory conversion.

Interest expense totaled $13,434 and $80,697 for the three months ended June 30, 2025 and 2024, respectively, and $15,672 and $107,257 for the six months ended June 30, 2025 and 2024, respectively. The Company’s accrued interest totaled $66,648 as of June 30, 2025 and December 31, 2024.

7. Leases

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases as of June 30, 2025 and December 31, 2024.

The Company has two leases primarily consisting of office space in Versailles and Carmel, Indiana. The lease in Versailles started January 1, 2022 and had a term of one year, with automatic one year renewal, unless 60 day notice of vacating is given, commencing on the execution hereof and continuing through December 31st of each year. The current monthly lease payment for this lease is $1,800 with a 4% per annum increase. A new lease in Carmel, Indiana commenced January 1, 2024. The initial term is five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. The Company was only obligated to pay an amount equal to 50% of the monthly base rent for the first 10 months of the term.

The Company recognized operating lease expense of $25,558 and $20,667 for the three months ended June 30, 2025 and 2024, respectively, and $51,082 and $46,423 for the six months ended June 30, 2025 and 2024, respectively, including short-term lease expense and variable lease costs.

On May 19, 2025, the Company terminated its lease in Versailles, Indiana, effective July 31, 2025, without penalty due to relocation of the office space to Batesville, Indiana, with the same landlord effective August 1, 2025.

The following table presents information related to the Company’s operating leases:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$256,656	$284,656

Other current liabilities	69,165	62,754
Operating lease liabilities	219,880	256,499
	$289,045	$319,253

Weighted-average remaining lease term (in years)	3.66	2.75
Weighted-average discount rate	15.0%	15.0%

As of June 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

2026	$106,618
2027	97,481
2028	87,942
2029	82,539
Total lease payments	374,580
Less: imputed interest	(85,535)
Total present value of lease payments	$289,045

8. Common Stock and Warrants

The Company authorized 100,000,000 shares of common stock, of which 9,858,716 and 6,990,227 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

On June 30, 2025, the Company issued 289,779 shares of common stock to an investor upon the exercise of an equivalent amount of common stock warrants for gross proceeds of $29.

On June 9, 2025, the Company issued 42,016 shares of common stock to an investor upon conversion of an equivalent amount of Series B Preferred Stock.

On May 22, 2025, the Company issued 1,538,461 shares of common stock for gross proceeds totaling $4,999,999 pursuant to a securities purchase agreement with certain institutional investors at a purchase price of $3.25 per share of common stock. The common shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-283798) which was declared effective by the Securities and Exchange Commission on February 11, 2025, a base prospectus dated February 11, 2025 and a prospectus supplement dated May 20, 2025. The placement agent fees and other offering expenses totaled $490,799 for the three and six months ended June 30, 2025.

On May 21, 2025, the Company issued 430,580 shares of common stock to certain investors upon the exercise of an equivalent amount of common stock warrants for gross proceeds of $1,002,962.

On May 20, 2025, the Company issued 342,016 shares of common stock to certain investors upon conversion of an equivalent amount of Series B Preferred Stock.

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

During the three months ended June 30, 2024, the Company issued (i) 53,063 shares of common stock to an existing shareholder to settle a convertible note dispute with a fair value of $230,823, (ii) 90,032 shares of common stock to pre-IPO Series A Preferred Stock shareholders to settle certain claims with a fair value of $286,458, (iii) 33,454 shares of common stock to holders of the Amended 2024 Convertible Promissory Notes in lieu of $79,588 in cash payments for interest through June 30, 2024, (iv) 24,343 shares of common stock to its Board of Directors for their service from the Company’s IPO on August 9, 2023 through March 31, 2024 with a fair value of $67,672, (v) 25,832 shares of common stock to its previous Chief Financial Officer in accordance with a severance agreement at a fair value of $78,788 and (vi) 20,000 shares of common stock to it previous Chief Financial Officer for services provided during the IPO with a fair value of $55,600.

During the three months ended March 31, 2024, the Company issued (i) 11,000 shares of common stock upon the exercise of warrants for $26,180, (ii) 75,000 shares of common stock as payment to a vendor for services with a fair value of $200,250 pursuant to a consulting agreement related to the Company’s transition to a public company.

The following is a summary of warrant activity for common stock during the six months ended June 30, 2025 and year ended December 31, 2024:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of January 1, 2024	1,822,358	$4.69	3.05
Granted	861,424	2.38	3.49
Canceled	(30,252)	2.38	4.79
Exercised	(11,000)	2.38	3.61
Outstanding as of December 31, 2024	2,642,530	2.41	2.93
Exercised	(1,223,006)	1.80	2.10
Outstanding as of June 30, 2025	1,419,524	$2.44	2.77

The following table summarizes the Company’s warrants outstanding and exercisable as of June 30, 2025:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Investor Warrant	12,852	$8.76	September 18, 2028
2022 Convertible Notes	227,098	$2.38	Various in 2027
2023 Convertible Notes	971,916	$2.38	Various in 2028
Underwriter Warrants	131,146	$2.38	August 8, 2028
Advisory Agreement Warrants	76,512	$2.38	Various in 2029
	1,419,524

9. Preferred Stock

On August 15, 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B Preferred Stock with 3,896,907 shares issued and outstanding as of June 30, 2025. Series B Preferred Stock shareholders vote with Common Stock shareholders on an as-converted basis and not as a separate class. Cumulative dividends accrue at 8.5% per annum and are due and payable in either cash for common shares as the Company’s discretion on a quarterly basis through June 30, 2025. Series B Preferred Stock converts to common stock on a 1:1 basis, subject to adjustments for stock dividends, splits, combinations and similar events as well as unpaid dividends thereon, solely at the election of the holder at any time.

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

On May 20, 2025, the Company issued 342,016 shares of common stock to certain investors upon conversion of an equivalent amount of Series B Preferred Stock.

On June 9, 2025, the Company issued 42,016 shares of common stock to an investor upon conversion of an equivalent amount of Series B Preferred Stock.

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

As of June 30, 2025 and December 31, 2024, preferred stock dividends were neither declared nor paid. Series B Preferred Stock undeclared cumulative dividends totaled $207,465, or $0.02 per share, and $421,008, or $0.05 per share, for the three and six months ended June 30, 2025, respectively. Series B Preferred Stock did not exist before August 15, 2024.

10. Stock-Based Compensation

Restricted Stock Units

Pursuant to the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan, the Company initiated grants of restricted stock units (“RSUs”) on January 3, 2025, March 4, 2025 and May 15, 2025 to certain employees as follows:

	Number of RSUs	Weighted Average Fair Value
Outstanding as of December 31, 2024	—	$—
Granted	852,214	2.32
Outstanding as of June 30, 2025	852,214	$2.32
Vested as of June 30, 2025	12,868	$2.31

The RSUs are subject to a three-year cliff-vesting period and are payable in shares of the Company’s common stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of June 30, 2025. No RSUs were granted during the year ended December 31, 2024.

Total stock-based compensation expense related to RSUs is classified in the Company’s Condensed Statements of Operations as general and administrative expense and amounted to $173,043 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $278,854 and $227,000 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, total unrecognized stock-compensation expense relating to unvested stock awards granted under the Company’s share-based compensation plans amounted to $1,443,287.

Stock Options

The following is a summary of the Company’s outstanding stock options as of June 30, 2025 and December 31, 2024:

	Number of Options	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,319,394	4.69	$6.94	$—
Outstanding as of June 30, 2025	1,319,394	4.19	$6.94	$—
Vested and Exercisable as of June 30, 2025	1,319,394	4.19	$6.94	$—

There was no stock-based compensation expense related to stock options recorded for the three and six months ended June 30, 2025 and 2024.

11. Warrant Liabilities

The Company has evaluated financial instruments arising from warrants that are issued and outstanding as of June 30, 2025 and December 31, 2024. The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the liability and to mark-to-market the fair value of the warrant at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included (i) an exercise price of $8.76 per share, (ii) an expected remaining term of each warrant based on the remaining contractual maturity of the each warrant, (iii) estimated volatility ranging from 75.0% to 89.9% based on historical stock prices of comparable companies with a look back period commensurate with the period to maturity, (iv) a risk-free interest rate ranging from 3.80% to 4.38% based on the interest rates of U.S. Treasury Notes consistent with the expected remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following are the changes in the warrant liabilities during the three and six months ended June 30, 2025 and the year ended December 31, 2024:

Level 3
Warrant liabilities as of January 1, 2024	$8,225
Changes in fair value of warrant liabilities	941
Warrant liabilities as of December 31, 2024	9,166
Changes in fair value of warrant liabilities	(1,712)
Warrant liabilities as of June 30, 2025	$7,454

12. Segment Information

The Company evaluates the following factors to identify its reportable segments: (i) nature of products and services, (ii) type of customer for the products and services, (iii) sales, production and distribution methods of the products and services and (iv) the nature of the regulatory environment, if applicable. Based on an evaluation of these factors, management concluded that the Company’s operations are managed through one reportable segment, IB-STIM, that derives its revenues in the United States from a PENFS device that is used to treat patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome. The accounting policies of the IB-STIM segment are the same as those described in the Summary of Significant Accounting Policies (see Footnote 2). The CODM regularly evaluates the performance of the IB-STIM segment for the purpose of allocating resources based on net sales and operating loss, both of which are reported in the Condensed Statements of Operations. The CODM uses net sales to evaluate IB-STIM’s adoption and utilization by insurance carriers and physicians. As NeurAxis is an emerging growth company, operating loss is used to monitor the Company’s cost structure in order to achieve future segment profitability. Both net sales and operating loss are measured against the budget on a periodic basis to assess achievement toward annual compensation incentive targets. The Company’s CODM is its Chief Executive Officer.

The following reconciles the reportable segment net sales and operating loss to the Company’s reported net loss:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net Revenue	$894,086	$611,500	$1,789,741	$1,258,135
COGS	146,643	73,458	286,118	148,539
Gross Profit	747,443	538,042	1,503,623	1,109,596
Selling Expenses (a)	142,253	62,274	276,206	142,304
Research & Development (a)	58,319	54,312	108,012	59,882
Compensation and Benefits (a)	1,478,100	1,533,944	2,822,297	2,832,275
Professional Services (a)	283,730	664,508	701,308	1,192,444
Other Operating Expenses (a) (b)	502,899	429,836	1,608,755	921,643
Segment Operating Loss	(1,717,858)	(2,206,832)	(4,012,955)	(4,038,952)
Financing Charges	-	-	-	(230,824)
Interest Expense	(13,434)	(80,697)	(15,672)	(107,257)
Change in Fair Value of Warrant Liability	(119)	7,576	1,712	(1,708)
Amortization of Debt Discount and Issuance Cost	-	(63,817)	-	(85,500)
Other Income	40,993	2,961	57,813	2,961
Other Expense	-	(576,901)		(577,081)
Total Other (Expense) Income, Net	27,440	(710,878)	43,853	(999,409)
Net Loss	$(1,690,418)	$(2,917,710)	$(3,969,102)	$(5,038,361)

(a)	The significant expense categories and amounts align with the segment-level information provided on a regular basis to the CODM.
(b)	Other operating expenses include advertising, rent and utilities, insurance, depreciation and amortization, travel, software subscription fees, board fees and bad debt expense.

Total segment assets for IB-STIM amounted to $7,087,999 and $4,757,572 as of June 30, 2025 and December 31, 2024, respectively. Total segment capital expenditures for IB-STIM amounted to $7,288 and $8,686 for the three months ended June 30, 2025 and 2024, respectively, and $25,288 and $23,408 for the six months ended June 30, 2025 and 2024, respectively. Total segment depreciation and amortization amounted to $12,885 and $10,970 for the three months ended June 30, 2025 and 2024, respectively, and $19,241 and $21,707 for the six months ended June 30, 2025 and 2024, respectively.

Significant segment non-cash charges settled in common stock include consulting and advisory fees totaling $0 and $85,731 for the three months ended June 30, 2025, and 2024, respectively, and $112,493 and $285,981 for the six months ended June 30, 2025 and 2024, respectively.

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

On April 25, 2025, the parties reached a tentative $750,000 settlement payable in 12 equal monthly installments beginning in January of 2026 as filed with the United States District Court for the District of Maryland with the settlement agreement duly executed on May 15, 2025. The Company recorded a charge of $11,471 and $630,568 for the three and six months ended June 30, 2025, respectively, in the Condensed Statements of Operations classified as general and administrative expense, while interest expense will be recorded as incurred. As of June 30, 2025, the Company accrued $375,000 as accrued expenses and $267,540 as other non-current liabilities in the Condensed Balance Sheets.

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

Advisory Agreement

On March 18, 2024, the Company terminated its private placement services agreement and entered into an advisory agreement for debt, equity and public securities market services for one year. The advisory agreement included a monthly fee of $30,000 and 7,563 common stock warrants to be issued monthly at an exercise price of $2.38 with a term of five years. On December 31, 2024, the Company and the financial advisor terminated the advisory agreement subject to the cancelation of 30,252 common stock warrants issued after July 2024 and the payment for services rendered totaling $180,000 during the three months ended March 31, 2025.

Settlement Agreements

The Company settled a 2023 convertible note dispute with an existing shareholder for $230,824 during the six months ended June 30, 2024. The Board approved the issuance of 53,063 common shares on April 4, 2024 as consideration in lieu of payment recorded as financing charges in the Condensed Statements of Operations.

On June 28, 2024, the Company issued 90,032 shares of common stock to various pre-IPO Series A Preferred Stock shareholders to settle certain claims. The Company recorded the fair value of the settlements totaling $286,458 for the three and six months ended June 30, 2024, as Other Expense in the Condensed Statements of Operations. Furthermore, the Company authorized the issuance of 104,378 shares of its common stock to settle the remaining claims with pre-IPO Series A Preferred Stock shareholders recorded at a fair value of $290,171 for the three and six months ended June 30, 2024, as Other Expense in the Condensed Statements of Operations and Accrued Expenses in the Condensed Balance Sheets as of June 30, 2024. As of June 30, 2025, 1,518 shares of common stock authorized to settle these claims with a fair value of $4,220 have not yet been issued as of the reporting date as the Company awaits execution of the settlement agreement by one counterparty.

There were no shares of common stock issued to settle any claims during the three and six months ended June 30, 2025.

Executive Employment Agreements

The Company, as authorized by the board of directors, entered into employment agreements with certain employees to provide incentives to improve shareholder value and to contribute to the growth and financial success of the Company. The agreements had an employment start date of October 1, 2022, with initial terms from two to five years and optional one-year renewals.

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

On April 10, 2024, the employment of the Company’s Chief Operating Officer was terminated. Pursuant to the employment agreement, the Company (i) made salary continuation payments based on an annual salary of $275,000 through October 10, 2024, (ii) issued 25,832 shares of common stock at a fair value of $78,788 and (iii) made a $41,980 one-time payment in lieu of the exercise of 13,764 stock options that expired on January 2, 2024. The Company is contracted to provide health care coverage through October 2025 and has accrued for that obligation totaling $10,281 and $21,418 classified as Accrued Expenses in the Condensed Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

Threatened Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of the date of issuance, other than those described above (see Footnote 13), there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest. Legal fees are expensed as incurred.

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

15. Subsequent Events

On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable in equal installments on December 31, 2025 and June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020 for use in the reduction of the symptoms of opioid withdrawal.

On July 1, 2025, the Compensation Committee of the Board of Directors (“Board”) of the Company adopted the NeurAxis, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”), effective as of the same date and subject to Shareholder approval by July 1, 2026. The purpose of the ESPP is to provide eligible employees an opportunity to acquire common stock of the Company at a 15% discount using payroll deductions. The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 100,000, subject to an annual increase on January 1st of each year from 2026 through 2035 by the lesser of (i) 1% of the Company’s outstanding capital stock as of the prior December 31st or (ii) 100,000 shares. The Board may reduce or eliminate this annual increase before February 1st of any given year.

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

Since our inception, we have incurred significant operating losses. Our net loss was $1,690,418 and $2,917,710 for the three months ended June 30, 2025 and 2024, respectively, and $3,969,102 and $5,038,361 for the six months ended June 30, 2025 and 2024, respectively. Although we had stockholders’ equity of $4,253,294 as of June 30, 2025, our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim device and seek FDA clearance of our device for other indications as we also fund sales and marketing efforts to expand the adoption of RED. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

Factors Affecting our Business and Results of Operations

Revenue

Our revenue is derived from the sale of our IB-Stim device to healthcare companies, primarily hospitals and clinics. Sales generally are not seasonal and only mildly correlated with economic cycles. Our IB-Stim device sells for $1,195 per device, and each child being treated for functional abdominal pain associated with IBS will use three to four devices. Potential patients with future indications are expected to use four to six or more devices per patient. In an effort to treat all patients, the Company provides devices at a discount to lower income patients without healthcare insurance.

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

Gross Profit and Gross Margin

Our management uses gross profit and gross margin to evaluate the efficiency of operations and as a key component to determining the effectiveness and allocation of resources. We calculate gross profit as net sales less cost of goods sold, and gross margin as gross profit divided by net sales. Our gross margin has been and will continue to be affected by a variety of factors, primarily the average selling price of our IB-Stim and RED devices, production volume, order flows, change in mix of customers, third-party manufacturing costs related to components of our devices and cost-reduction strategies. We expect our gross profit to increase for the foreseeable future as our net sales grows, both through broader insurer acceptance of our IB-Stim device in the near term and approval of our technology for the treatment of other indications over the longer term. Our gross margin may fluctuate from quarter to quarter due to changes in average selling prices and the mix of patient healthcare coverage (e.g. discounts are provided to lower income patients without healthcare insurance), particularly as we introduce enhancements to our IB-Stim device and new products to address other indications, and as we adopt new manufacturing processes and technologies.

Expenses

We have four categories of expenses: cost of goods sold, selling, research and development, and general and administrative.

Costs of goods sold consist of costs paid for the IB-Stim and RED devices to our contract manufacturers along with shipping and handling costs and expired inventory charges. Expired inventory expense is related to the FDA clearance period from the date our devices are manufactured, and if the device is not sold in such period, a reserve is recorded. Expired and other inventory charges totaled $12,174 and $12,174 for the three and six months ended June 30, 2025, respectively. There was no expired inventory for the three and six months ended June 30, 2024. We have fixed-price contracts with the manufacturers of our devices.

Our core selling expenses primarily consist of commissions.

Research and development expense is attributable to our clinical trials and related efforts to have our IB-Stim and RED devices cleared by the FDA for other indications. We expect to incur future R&D expenses for other indications, such as functional nausea, post-concussion syndrome and cyclic vomiting syndrome in children.

General and administrative expense primarily consists of wages and benefits, professional fees, including legal, audit, insurance, investor relations, advertising, facility costs, utilities and travel costs.

Results of Operations

The following table presents our statements of operations for the three and six months ended June 30, 2025 and 2024, respectively:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net sales	$894,086	$611,500	$1,789,741	$1,258,135
Cost of goods sold	146,643	73,458	286,118	148,539
Gross profit	747,443	538,042	1,503,623	1,109,596
Selling expenses	142,253	62,274	276,206	142,304
Research and development	58,319	54,312	108,012	59,882
General and administrative	2,264,729	2,628,288	5,132,360	4,946,362
Operating loss	(1,717,858)	(2,206,832)	(4,012,955)	(4,038,952)
Other income (expense):
Financing charges	-	-	-	(230,824)
Interest expense, net	(13,434)	(80,697)	(15,672)	(107,257)
Change in fair value of warrant liability	(119)	7,576	1,712	(1,708)
Amortization of debt discount and issuance costs	-	(63,817)	-	(85,500)
Other income	40,993	2,961	57,813	2,961
Other expense	-	(576,901)	-	(577,081)
Total other income (expense), net	27,440	(710,878)	43,853	(999,409)
Net loss	$(1,690,418)	$(2,917,710)	$(3,969,102)	$(5,038,361)

Net Sales

Net sales increased $282,586, or 46.2%, from $611,500 for the three months ended June 30, 2024, to $894,086 for the three months ended June 30, 2025, and increased $531,606, or 42.3%, from $1,258,135 for the six months ended June 30, 2024, to $1,789,741 for the six months ended June 30, 2025. The increases were due to volume growth from customers with full health insurance reimbursement coverage and those participating in our financial assistance programs that provide discounts to patients without insurance coverage and device sales from the Company’s launch of its RED product in 2025.

Gross Profit and Gross Margin

Gross profit increased $209,401, or 38.9%, from $538,042 for the three months ended June 30, 2024, to $747,443 for the three months ended June 30, 2025, due to higher sales volume. Despite the increase in sales volume, the decrease in gross margin from 88.0% for the three months ended June 30, 2024, to 83.6% for the three months ended June 30, 2025, was due to higher discounting in the Company’s financial assistance programs provided to patients without health insurance coverage and expired RED inventory.

Gross profit increased $394,027, or 35.5%, from $1,109,596 for the six months ended June 30, 2024, to $1,503,623 for the six months ended June 30, 2025, due to higher sales volume. Despite the increase in sales volume, gross margin decreased from 88.2% for the six months ended June 30, 2024, to 84.0% for the six months ended June 30, 2025, due to higher growth of the financial assistance programs versus the full reimbursement patients, higher discounting in the Company’s financial assistance programs provided to patients without health insurance coverage and expired RED inventory.

Selling Expenses

Selling expenses increased $79,979, or 128.4%, from $62,274 for the three months ended June 30, 2024, to $142,253 for the three months ended June 30, 2025, and increased $133,902, or 94.1%, from $142,304 for the six months ended June 30, 2024, to $276,206 for the six months ended June 30, 2025. The increases were due to higher sales volume and a temporary commission structure to facilitate growth and adoption in new states.

Research and Development

Research and development expenses increased $4,007, or 7.4%, from $54,312 for the three months ended June 30, 2024, to $58,319 for the three months ended June 30, 2025, and increased $48,130, or 80.4%, from $59,882 for the six months ended June 30, 2024 to $108,012 for the six months ended June 30, 2025. The increases were due to higher year-over-year spending on a medical research project and costs to develop the RED device.

General and Administrative

General and administrative expenses decreased $363,559, or 13.8%, from $2,628,288 for the three months ended June 30, 2024, to $2,264,729 for the three months ended June 30, 2025, primarily due to the absence of certain one-time, non-recurring severance, consulting and advisory costs incurred in 2024 and lower accounting, investor relations, insurance and advertising costs as new hires in 2024 have internally absorbed certain services, partially offset by third party costs incurred to enhance the Company’s internal control environment.

General and administrative expenses increased $185,998, or 3.8%, from $4,946,362 for the six months ended June 30, 2024, to $5,132,360 for the six months ended June 30, 2025, primarily due to a one-time, non-recurring charge to settle a lawsuit, third party costs incurred to enhance the Company’s internal control environment and the introduction of annual short-term and long-term incentive plans in 2024 that were not outstanding for the full fiscal year, partially offset by the absence of certain one-time, non-recurring severance, hiring, consulting and advisory costs incurred in 2024 and lower legal, accounting, investor relations and insurance costs as new hires in 2024 have internally absorbed certain services.

Operating Loss

Our operating loss decreased $488,974, or 22.2%, from $2,206,832 for the three months ended June 30, 2024, to $1,717,858 for the three months ended June 30, 2025, primarily due to higher sales volume and lower general and administrative expenses, partially offset by a lower gross margin and higher selling costs that are a function of revenue.

Our operating loss decreased $25,997, or 0.6%, from $4,038,952 for the six months ended June 30, 2024, to $4,012,955 for the six months ended June 30, 2025, primarily due to higher sales volume, partially offset by a lower gross margin, higher general and administrative costs primarily due to a one-time, non-recurring settlement of a lawsuit, higher research and development costs and higher selling costs that are a function of revenue.

Other Income (Expense), Net

Other income increased $738,318, or 103.9%, from $710,878 of expenses for the three months ended June 30, 2024, to $27,440 of income for the three months ended June 30, 2025, primarily due to the absence of a one-time, non-recurring 2024 settlement of certain claims relating to pre-IPO Series A Preferred Stock shareholders.

Other income increased $1,043,262, or 104.4% from $999,409 of expense for the six months ended June 30, 2024, to $43,853 of income for the six months ended June 30, 2025, primarily due the absence of one-time, non-recurring 2024 settlements relating to a 2023 convertible note dispute and certain pre-IPO Series A Preferred Stock shareholder claims.

Net Loss

Our net loss decreased $1,227,292, or 42.1%, from $2,917,710 for the three months ended June 30, 2024, to $1,690,418 for the three months ended June 30, 2025, due to higher sales volume, lower general and administrative expenses and the absence of a one-time, non-recurring 2024 settlement of certain claims relating to pre-IPO Series A Preferred Stock shareholders.

Our net loss decreased $1,069,259 from $5,038,361 for the six months ended June 30, 2024, to $3,969,102 for the six months ended June 30, 2025, primarily due to higher sales volume and the absence of one-time, non-recurring 2024 settlements relating to a 2023 convertible note dispute and certain pre-IPO Series A Preferred Stock shareholder claims, partially offset by the one-time, non-recurring settlement of a lawsuit in 2025.

Liquidity and Capital Resources

We had cash on hand of $5,988,456 and $3,696,870 as of June 30, 2025, and December 31, 2024, respectively. We maintained a working capital surplus of $4,271,446 and $1,832,858 as of June 30, 2025, and December 31, 2024, respectively. The increase in working capital was primarily due to proceeds from the issuance of common stock and the exercise of common stock warrants during the six months ended June 30, 2025.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of June 30, 2025, we had stockholders’ equity of $4,253,294 and short-term borrowings of $121,433.

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

The following table summarizes our cash flow from operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

	(Unaudited)
	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(3,071,145)	$(2,947,295)
Net cash used in investing activities	(25,288)	(23,408)
Net cash provided by financing activities	5,388,019	4,657,417
Net increase in cash and cash equivalents	2,291,586	1,686,714
Cash and cash equivalents at beginning of period	3,696,870	78,560
Cash and cash equivalents at end of period	$5,988,456	$1,765,274

Operating Activities – Net cash used in operating activities increased $123,850, or 4.2%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to higher inventory purchases to support sales growth and the 2025 payment of the 2024 short-term incentive program, partially offset by increased cash collections.

Investing Activities – Net cash used in investing activities increased $1,880, or 8.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, due to capital expenditures to manufacture the RED device.

Financing Activities – Net cash provided by financing activities increased $730,602, or 15.7%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to proceeds received from the issuance of common stock and the exercise of common stock warrants in 2025 compared to the issuance of convertible notes in 2024.

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

Based on our evaluation, management identified material weaknesses in our internal control over financial reporting as of June 30, 2025, as set forth below:

●	Ineffective approval processes governing (i) timely Board of Directors authorization and (ii) segregation of duties and roles and responsibilities configurations within the Company’s financial reporting system;

●	Inadequate contract management process to capture all executed agreements prior to the commencement of services in order to ensure accuracy within the proper accounting period;

●	Misapplication of U.S. GAAP as evidenced by the restatement of our unaudited financial statements as of and for the three and nine months ended September 30, 2023; and

●	Ineffective disclosure controls and procedures a result of (i) lack of segregation of duties, (ii) lack of internal control structure review and (iii) misapplication of U.S. GAAP.

In order to remediate the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, undertook measures to enhance the Company’s internal control environment, including the (i) hiring of a principal financial officer and other accounting personnel to ensure the appropriate application of U.S. GAAP including the annual required completion of a minimum number of continuing professional education hours, (ii) implementation of a documented internal control framework and program, (iii) documentation and communication of business policies such as a delegation of authority over company transactions including the Board of Directors and invoice approvals, (iv) completion of a formal monthly close process including account reconciliations with supporting documentation and (v) engagement of a third-party firm that implemented controls to segregate duties and approvals along with the proper assignment of roles and responsibilities within the Company’s financial system. However, management has not fully implemented the remediation steps and expects remediation efforts, including testing, to continue in fiscal year 2025.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 15, 2025, the parties executed a $750,000 settlement agreement payable in 12 equal monthly installments beginning in January of 2026.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 30, 2025, the Company issued 289,779 shares of common stock to an investor upon the exercise of an equivalent amount of common stock warrants for gross proceeds of $29.

On June 9, 2025, the Company issued 42,016 shares of common stock to an investor upon conversion of an equivalent amount of Series B Preferred Stock.

On May 21, 2025, the Company issued 430,580 shares of common stock to certain investors upon the exercise of an equivalent amount of common stock warrants for gross proceeds of $1,002,963.

On May 20, 2025, the Company issued 342,016 shares of common stock to certain investors upon conversion of an equivalent amount of Series B Preferred Stock.

On May 15, 2025, the Company issued 10,000 restricted stock units (“RSUs”) to an employee at a fair value of $2.36 per RSU. The RSUs are subject to pro rata annual vesting over a three-year period and are payable in shares of the Company’s stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of June 30, 2025.

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

ITEM 5: OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Settlement Agreement and Mutual Release, dated May 15, 2025 (incorporated by reference to exhibit 10.1 to current report on Form 8-K, filed with the SEC on May 21, 2025)
10.2	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to current report on Form 8-K, filed with the SEC on May 22, 2025)
10.3	Termination Agreement, dated July 1, 2025, by and between Neuraxis, Inc. and Masimo Corporation (incorporated by reference to exhibit 10.1 to current report on Form 8-K, filed with the SEC on July 3, 2025)
10.4	Neuraxis, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.2 to current report on Form 8-K, filed with the SEC on July 3, 2025)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURAXIS, INC.
Date: August 12, 2025
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	/s/ Timothy Henrichs
Timothy Henrichs
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

