Form 10-Q
period 2025-09-30
Neuraxis, INC
filed 2025-11-10
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30. 2025

or

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2025 was 10,652,812 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

NeurAxis, Inc.

Condensed Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$4,377,109	$3,696,870
Accounts receivable, net of credit losses of $7,200 and $5,000 as of September 30, 2025 and December 31, 2024, respectively	108,504	244,618
Inventories, net of reserves of $28,793 and $4,454 as of September 30, 2025 and December 31, 2024, respectively	110,256	44,328
Prepaids and other current assets	391,913	280,367
Total current assets	4,987,782	4,266,183

Property and equipment, at cost:	376,603	464,402
Less - accumulated depreciation	(291,130)	(374,420)
Property and equipment, net	85,473	89,982

Other Assets:
Operating lease right of use asset, net	277,219	284,656
Intangible assets, net	283,062	96,588
Other non-current assets	142,827	20,163
Total Assets	$5,776,363	$4,757,572

Liabilities

Current Liabilities:
Accounts payable	$886,399	$596,946
Accrued expenses	1,955,938	1,577,780
Current portion of operating lease payable	62,834	62,754
Notes payable	195,658	154,152
Customer deposits	37,160	32,527
Warrant liabilities	9,194	9,166
Total current liabilities	3,147,183	2,433,325

Non-Current Liabilities:
Operating lease payable, net of current portion	219,933	256,499
Other non-current liabilities	124,306	—
Total non-current liabilities	344,239	256,499

Total liabilities	3,491,422	2,689,824

Commitments and Contingencies (see note 16)	—	—

Stockholders’ Equity
Convertible Series B Preferred stock, $0.001 par value; 5,000,000 shares authorized; 3,896,907 and 4,280,939 shares issued and outstanding as of September 30, 2025 and December 31, 2024	3,897	4,281
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,886,294 and 6,990,227 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9,886	6,990
Additional paid in capital	65,162,668	58,856,089
Accumulated deficit	(62,891,510)	(56,799,612)

Total stockholders’ equity	2,284,941	2,067,748

Total Liabilities and Stockholders’ Equity	$5,776,363	$4,757,572

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$811,414	$666,625	$2,601,155	$1,924,760
Cost of Goods Sold	135,487	97,050	421,265	256,949

Gross Profit	675,927	569,575	2,179,890	1,667,811

Selling Expenses	762,548	338,523	1,694,354	1,012,920
Research and Development	130,850	126,247	347,433	295,188
General and Administrative	1,882,614	1,756,078	6,251,143	6,049,928

Operating Loss	(2,100,085)	(1,651,273)	(6,113,040)	(5,690,225)

Other Income (Expense):
Financing charges	(30,240)	—	(30,240)	(230,824)
Interest expense	(29,661)	(64,676)	(45,333)	(171,934)
Change in fair value of warrant liability	(1,740)	(6,726)	(28)	(8,434)
Amortization of debt discount and issuance cost	—	(40,888)	—	(126,387)
Other income	38,930	17,072	96,743	20,032
Other expense	—	(8,743)	—	(585,824)
Total other income (expense), net	(22,711)	(103,961)	21,142	(1,103,371)

Net Loss	(2,122,796)	(1,755,234)	(6,091,898)	(6,793,596)
Preferred stock dividends	(198,707)	(44,820)	(619,715)	(44,820)
Net Loss Available to Common Stockholders	$(2,321,503)	$(1,800,054)	$(6,711,613)	$(6,838,416)

Per-Share Data
Basic and diluted loss per share	$(0.24)	$(0.25)	$(0.78)	$(1.01)

Weighted Average Shares Outstanding
Basic and diluted	9,878,020	7,172,229	8,569,055	6,800,810

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

	For the Three and Nine Months Ended September 30, 2024
	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at January 1, 2024	-	$-	6,508,897	$6,509	$47,148,361	$(48,558,111)	$(1,403,241)
Warrants exercised	-	-	11,000	11	26,169	-	26,180
Additional paid in capital from warrants issued under advisory agreement	-	-	-	-	15,543	-	15,543
Additional paid in capital from warrants issued as debt discount	-	-	-	-	97,465	-	97,465
Common stock issued from agreements	-	-	75,000	75	200,175	-	200,250
Net loss	-	-	-	-	-	(2,120,651)	(2,120,651)
Balances at March 31, 2024	-	-	6,594,897	6,595	47,487,713	(50,678,762)	(3,184,454)
Additional paid in capital from warrants issued under consulting agreement	-	-	-	-	44,853	-	44,853
Common stock issued from agreements	-	-	246,724	247	798,682	-	798,929
Net loss	-	-	-	-	-	(2,917,710)	(2,917,710)
Balances at June 30,2024	-	-	6,841,621	6,842	48,331,248	(53,596,472)	(5,258,382)
Additional paid in capital from warrants issued under consulting agreement	-	-	-	-	65,426	-	65,426
Common stock issued from agreements	-	-	138,606	138	384,694	-	384,832
Debt discount on mandatory conversion of convertible promissory notes to Series B Preferred Stock	-	-	-	-	(165,577)	-	(165,577)
Conversion of convertible promissory notes to Series B Preferred Stock	2,073,524	2,074	-	-	4,932,929	-	4,935,003
Net loss	-	-	-	-	-	(1,755,234)	(1,755,234)
Balances at September 30, 2024	2,073,524	$2,074	6,980,227	$6,980	$53,548,720	$(55,351,706)	$(1,793,932)

NeurAxis, Inc.

Condensed Statements of Stockholders’ Equity (Deficit) (Unaudited)

	For the Three and Nine Months Ended September 30, 2025
	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at January 1, 2025	4,280,939	$4,281	6,990,227	$6,990	$58,856,089	$(56,799,612)	$2,067,748
Warrants exercised	-	-	186,166	186	(186)	-	-
Common stock issued from agreements	-	-	39,471	40	112,453	-	112,493
Vesting of restricted stock awards	-	-	-	-	356,922	-	356,922
Net loss	-	-	-	-	-	(2,278,684)	(2,278,684)
Balances at March 31, 2025	4,280,939	4,281	7,215,864	7,216	59,325,278	(59,078,296)	258,479
Warrants exercised	-	-	720,359	720	1,002,271	-	1,002,991
Coversion of Series B Preferred Stock to common stock	(384,032)	(384)	384,032	384	-	-	-
Issuance of common stock pursuant to shelf registration statement	-	-	1,538,461	1,539	4,998,460	-	4,999,999
Offering costs	-	-	-	-	(490,799)	-	(490,799)
Vesting of restricted stock units	-	-	-	-	173,042	-	173,042
Net loss	-	-	-	-	-	(1,690,418)	(1,690,418)
Balances at June 30, 2025	3,896,907	3,897	9,858,716	9,859	65,008,252	(60,768,714)	4,253,294
Common stock issued from agreements	-	-	13,518	13	33,900	-	33,913
Offering costs	-	-	-	-	(40,335)	-	(40,335)
Issuance of restricted stock units	-	-	14,060	14	(14)	-	-
Vesting of restricted stock units	-	-	-	-	160,865	-	160,865
Net loss	-	-	-	-	-	(2,122,796)	(2,122,796)
Balances at September 30, 2025	3,896,907	$3,897	9,886,294	$9,886	$65,162,668	$(62,891,510)	$2,284,941

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net Loss	$(6,091,898)	$(6,793,596)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and issuance cost	—	126,387
Provision for losses on inventory	24,339	2,030
Depreciation and amortization	35,446	30,980
Provisions for losses on accounts receivable	2,200	23,156
Loss on disposal of property and equipment	7,878	—
Non-cash lease expense	7,438	29,098
Stock-based compensation	439,716	227,000
Issuance of common stock for non-cash consideration	(546)	1,103,124
Issuance of warrants for non-cash consideration	—	125,824
Finance charges	30,240	230,824
Change in fair value of warrant liabilities	28	8,434
Changes in operating assets and liabilities:
Accounts receivable	133,914	(2,583)
Inventory	(90,267)	(3,268)
Prepaids and other current assets	155,124	19,767
Accounts payable	289,451	(242,112)
Accrued expenses	545,982	768,686
Customer deposits	4,633	9,565
Operating lease liability	(36,486)	(3,413)
Other non-current assets and liabilities	44,124	—
Net cash used in operating activities	(4,498,684)	(4,340,097)

Cash Flows from Investing Activities
Additions to property and equipment	(25,288)	(27,776)
Net cash used in investing activities	(25,288)	(27,776)

Cash Flows from Financing Activities
Offering costs paid	(573,616)	—
Proceeds from issuance of common shares	4,999,999	—
Proceeds from exercised warrants	1,002,991	26,180
Principal payments on notes payable	(225,163)	(216,482)
Proceeds from convertible notes, net of fees	—	4,740,500
Net cash provided by financing activities	5,204,211	4,550,198

Net Increase in Cash and Cash Equivalents	680,239	182,325

Cash and Cash Equivalents at Beginning of Period	3,696,870	78,560

Cash and Cash Equivalents at End of Period	$4,377,109	$260,885

Supplemental Disclosure of Operating Activities
Cash paid for interest	$8,761	$30,756
Cash refunded for income taxes	13,140	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Recognition of right of use asset	$37,970	$284,339
Derecognition of right of use asset	29,014	—
Conversion of convertible promissory notes to Series B preferred stock	—	4,935,000
Common stock issued upon cashless exercise of warrants	186	—
Common stock issued upon cashless conversion of Series B Preferred Stock	384	—
Common stock issued for services	112,493	—
Common stock issued upon settlement of certain claims	3,673	—
Fair value of warrants from debt discount in convertible notes classified as additional paid in capital	—	97,465
Write-off of debt discount on convertible notes classified as additional paid in capital	—	165,777
Issuance of note payable to financing company for insurance premiums and software subscription	292,253	216,110
Offering costs included in accounts payable	51,700	—
Intangible asset purchase included in accrued expenses	200,000	—

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

●	The IB-STIM is a percutaneous electrical nerve field stimulator (PENFS) device that is indicated in patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome and in patients 8 years and older with functional abdominal pain associated with functional dyspepsia and related nausea symptoms.

●	RED is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity patients who experience desire or urge to defecate at lower volumes of distention. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal and was licensed to Masimo Corporation (“Masimo”). Masimo marketed and sold this product as its Masimo Bridge. On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable in equal installments on December 31, 2025 and June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020.

●	The original 510(K) device was an Electroacupuncture Device (“EAD”), now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

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

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to current period presentation. The Company reclassified $243,093 and $786,546 of General and Administrative Expenses to Selling Expenses in the Condensed Statements of Operations for the three and nine months ended September 30, 2024, respectively. The Company also reclassified $53,825 and $164,396 of General and Administrative Expenses to Research and Development Expenses in the Condensed Statements of Operations for the three and nine months ended September 30, 2024, respectively. These reclassifications had no impact on previously reported net loss, total assets, total liabilities or total equity (deficit).

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable is stated at the amount management expects to collect from outstanding balances, net of an allowance for credit losses. Management evaluates many factors when determining the collectability of specific customer accounts, including, but not limited to, creditworthiness, past transaction and payment history, current economic industry trends and changes in payment terms. Management used assumptions and judgment based on the best available facts and circumstances to estimate and record an allowance. The Company estimates credit losses on accounts receivable by utilizing an aging schedule. The allowance for credit losses was $7,200 and $5,000 as of September 30, 2025 and December 31, 2024, respectively. The Company recorded credit losses of $2,717 and $1,085 for the three months ended September 30, 2025 and 2024, respectively, and $2,717 and $35,044 for the nine months ended September 30, 2025 and 2024, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. The Company recorded expired and other inventory charges of $11,598 and $2,030 for the three months ended September 30, 2025 and 2024, respectively, and $24,339 add $2,030 for the nine months ended September 30, 2025 and 2024, respectively. Inventory reserves totaled $28,793 and $4,454 as of September 30, 2025 and December 31, 2024, respectively.

Selling Expenses

Selling expenses consist primarily of advertising, marketing and promotion of the Company’s products including salaries and related personnel costs and travel expenses. Advertising expenses are expensed as incurred and amounted to $292,678 and $34,468 for the three months ended September 30, 2025 and 2024, respectively, and $414,134 and $154,299 for the nine months ended September 30, 2025 and 2024, respectively.

Research and Development

Research and development expenses consist primarily of clinical research studies, new product development, costs of materials and supplies used in research and development activities and salaries and related personnel costs for employees engaged in research and development activities to have our IB-Stim and RED devices cleared by the FDA for other indications. Research and development costs are expensed as incurred.

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

On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable in equal installments on December 31, 2025, and June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020 for use in the reduction of the symptoms of opioid withdrawal. The intellectual property will be amortized over its remaining trademark life of approximately nine years.

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

The Company’s Level 1 accounts include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on September 30, 2025 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

There were no transfers between any of the levels during the periods ended September 30, 2025 and December 31, 2024. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company had no assets that were measured on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

Basic and Diluted Net Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents that were outstanding for the periods presented. In periods when losses are reported, which is the case for the three and nine month periods ended September 30, 2025 and 2024, respectively, presented in these financial statements, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following potentially dilutive common stock equivalents:

	September 30,
	2025	2024

Options	1,319,394	1,319,394
Pre-Funded Warrants for Common Stock	—	289,779
Restricted Stock Units	834,680	—
Warrants	1,419,524	1,613,217
Series B Preferred Stock	3,896,907	2,073,524
Undeclared Cumulative Series B Preferred Stock Dividends	349,152	—
Totals	7,819,657	5,295,914

The following table presents the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(2,122,796)	$(1,755,234)	$(6,091,898)	$(6,793,596)
Preferred stock dividends	(198,707)	(44,820)	(619,715)	(44,820)
Net loss available to common stockholders	(2,321,503)	(1,800,054)	(6,711,613)	(6,838,416)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	9,878,020	7,172,229	8,569,055	6,800,810
Basic and diluted net loss per share	$(0.24)	$(0.25)	$(0.78)	$(1.01)

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

At the time revenue is recognized, the Company estimates expected returns and excludes those amounts from revenue. The Company also maintains appropriate accounts to reflect the effects of expected returns on the Company’s financial position and periodically adjusts those accounts to reflect its actual return experience. The estimated returns reserve totaled $8,714 and $5,000 as of September 30, 2025 and December 31, 2024, respectively.

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

Going Concern

As of September 30, 2025, we had stockholders’ equity of $2,284,941 and short-term outstanding borrowings of $195,658. Additionally, we had cash of $4,377,109 and a working capital surplus of $1,840,599 as of September 30, 2025. However, we have incurred losses and negative cash flows from operations since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock.

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

Recently Issued Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows the election of a practical expedient when developing reasonable and supportable forecasts as part of estimating expected credit losses that assumes conditions present at the balance sheet date do not change for the remaining life of the asset. All entities that elect the practical expedient should apply the provisions prospectively for annual reporting periods beginning after December 15, 2025, and interim reporting periods within the annual reporting periods. Early adoption is permitted. Adoption is not expected to have a material impact on the Company’s financial statements.

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

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ principal balances are $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company provided an allowance for the entire balance of principal and interest as of December 31, 2019. The current allowance is $1,012,800 as of September 30, 2025. The current loan balances are as follows:

	September 30, 2025			December 31, 2024
	Loan	Interest	Interest	Loan	Interest	Interest
	Receivable	Receivable	Income	Receivable	Receivable	Income
Shareholder 1	$506,400	$109,775	$15,424	$506,400	$94,351	$23,413
Shareholder 2	506,400	109,640	15,424	506,400	94,216	23,413
Principal balance	1,012,800	219,415	30,848	1,012,800	188,567	46,826
Allowance for collection risk	(1,012,800)	(219,415)	(30,848)	(1,012,800)	(188,567)	(46,826)
Net balance	$—	$—	$—	$—	$—	$—

The Company was granted an exclusive, worldwide non-transferable, royalty-free license for the auricular portion of certain patents owned by a limited liability company in which the Company’s President and Chief Executive Officer and Chief Regulatory, Compliance and Privacy Officer both maintain an ownership interest. The license allows for the development, marketing and sales of electro-therapy treatments by stimulation of cranial nerves, cranial nerve branches, auricular nerves, auricular nerve branches, auricular nerve bundles and auricular anatomical structures in human patient. The exclusive license agreement expires on October 18, 2037, may be terminated by either party upon 60 days prior written notice and requires the Company to pay costs associated with the maintenance, prosecution and continuation of patent filings. The Company’s Board of Directors pre-approved the reimbursement of up to $10,000 for the year ending December 31, 2025. License costs incurred were $118 and $1,893 for the three months ended September 30, 2025 and 2024, respectively, and $1,435 and $1,893 for the nine months ended September 30, 2025 and 2024, respectively. The Company owed the limited liability company $118 and $0 as of September 30, 2025 and December 31, 2024, respectively.

From time to time, a member of the Company’s Board of Directors purchases IB-STIM devices from the Company at cost to conduct research and development activities. The Company’s Board of Directors pre-approved the sale of these IB-STIM devices up to $16,000 for the year ended December 31, 2025. The Company sold IB-STIM devices for a total of $1,515 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $7,865 and $978 for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s former Chief Financial Officer was contracted for services through a third-party public accounting firm. He was the firm’s managing partner and majority shareholder. The firm is engaged by the Company to provide accounting and tax services on a continuous basis. The services totaled $6,778 and $23,467 for the three months ended September 30, 2025 and 2024, respectively, and $38,457 and $114,635 for the nine months ended September 30, 2025 and 2024, respectively. The Company owed the firm $2,500 and $4,173 as of September 30, 2025 and December 31, 2024, respectively, that is included in accounts payable in the Condensed Balance Sheets. On June 28, 2024, the Company also issued 20,000 common shares with a fair value $55,600 to the former Chief Financial Officer for services rendered during the IPO process.

4. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid insurance	$155,078	$186,028
Prepaid software subscriptions	103,146	39,834
Other	133,689	54,505
Total prepaids and other current assets	$391,913	$280,367

5. Other Non-Current Assets

Other non-current assets consisted of the following:

	September 30, 2025	December 31, 2024
Deferred offering costs	$94,182	$-
Prepaid software subscription	28,482	-
Security deposit	20,163	20,163
Total other non - current assets	$142,827	$20,163

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2025	December 31, 2024
Compensation and benefits	$996,238	$1,261,317
Settled litigation	562,500	-
NSS Bridge Lease Termination Fee	200,000	-
Legal fees	92,782	43,891
Interest	66,648	66,648
Advisory fees	-	176,750
Other	37,770	29,174
Total accrued expenses	$1,955,938	$1,577,780

7. Notes Payable

Promissory Notes

On August 9, 2025, the Company entered into a $170,000 promissory note to finance the premiums of a business insurance policy, bearing interest at an annual rate of 7.45% and maturing on June 9, 2026, to replace the $210,000 promissory note entered into on August 9, 2024, with an annual interest rate of 7.40% that matured on June 9, 2025 in conjunction with the annual renewal period. On May 26, 2025, the Company also entered into a promissory note with a principal balance of $122,253 to finance subscription fees on certain software arrangements maturing on March 1, 2027. The outstanding principal was $215,324, of which $19,666 is included in other non-current liabilities, and $154,152 as of September 30, 2025 and December 31, 2024, respectively.

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

As of August 15, 2024, the Company received $4,935,000 of the principal amount of the Amended 2024 Convertible Notes with the remainder due in monthly installments through March of 2025 resulting in an effective interest rate of 12.5%. On August 15, 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B preferred stock. Pursuant to the terms of the Amended 2024 Convertible Promissory Notes, the outstanding principal balance of $4,935,000 was mandatorily converted into 2,073,524 Series B Preferred Shares at a conversion price of $2.38 on August 15, 2024. Amortization of the debt discount on the Amended 2024 Convertible Notes totaled $40,888 and $126,387 for the three and nine months ended September 30, 2024. There was no amortization of the debt discount for the three and nine months ended September 30, 2025 as the unamortized debt discount of $165,577 was reclassified to Additional Paid-In-Capital in the Statements of Stockholders’ Equity (Deficit) on August 15, 2024 upon mandatory conversion.

Interest expense totaled $29,661 and $64,676 for the three months ended September 30, 2025 and 2024, respectively, and $45,333 and $171,934 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s accrued interest totaled $66,648 as of September 30, 2025 and December 31, 2024.

8. Leases

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases as of September 30, 2025 and December 31, 2024.

The Company has two leases consisting of office space in Batesville and Carmel, Indiana. The lease in Batesville, Indiana commenced on August 1, 2025, and has an initial term of three years, with automatic one year renewals subject to an annual 4% rent escalation, unless 60 day notice of vacating is given. On May 19, 2025, the Company terminated its prior lease in Versailles, Indiana, with a monthly lease payment of $1,800, effective July 31, 2025, without penalty due to relocation of the office space to Batesville, Indiana, with the same landlord. The current monthly lease payment is $2,000 with no escalations during the initial lease term. During the three months ended September 30, 2025, the Company derecognized the right of use asset and operating lease liabilities of $29,014 and $29,286, respectively, related to the terminated lease in Versailles, Indiana. Correspondingly, the Company recognized a right of use asset and operating lease liabilities of $63,170 and $37,970, respectively, during the three months ended September 30, 2025, related to the new lease in Batesville, Indiana. On June 13, 2025, the Company prepaid $25,200 towards the monthly lease payments which will be amortized over the initial lease term. The lease in Carmel, Indiana commenced January 1, 2024, with an initial term of five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. The Company was only obligated to pay an amount equal to 50% of the monthly base rent for the first 10 months of the term.

The Company recognized operating lease expense of $24,193 and $27,891 for the three months ended September 30, 2025 and 2024, respectively, and $75,275 and $74,314 for the nine months ended September 30, 2025 and 2024, respectively, including short-term lease expense and variable lease costs.

The following table presents information related to the Company’s operating leases:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$277,219	$284,656

Other current liabilities	62,834	62,754
Operating lease liabilities	219,933	256,499
Total	$282,767	$319,253

Weighted-average remaining lease term (in years)	3.56	2.75
Weighted-average discount rate	15.0%	15.0%

As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

2026	$99,827
2027	101,929
2028	101,485
2029	60,282
Total lease payments	363,523
Less: imputed interest	(80,756)
Total present value of lease payments	$282,767

9. Common Stock and Warrants

The Company authorized 100,000,000 shares of common stock, of which 9,886,294 and 6,990,227 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

On September 8, 2025, the Company issued 1,518 shares of common stock to a pre-IPO Series A Preferred Stock shareholder to settle certain claims with a fair value of $3,674.

On August 19, 2025, the Company issued 14,060 shares of common stock, net of taxes, upon the acceleration of 17,534 restricted stock units to three prior employees.

On June 30, 2025, the Company issued 289,779 shares of common stock to an investor upon the exercise of an equivalent amount of common stock warrants for gross proceeds of $29.

On June 26, 2025, the Company issued 12,000 shares to an existing shareholder to settle a dispute with a fair value of $30,240.

On June 9, 2025, the Company issued 42,016 shares of common stock to an investor upon conversion of an equivalent amount of Series B Preferred Stock.

On May 22, 2025, the Company issued 1,538,461 shares of common stock for gross proceeds totaling $4,999,999 pursuant to a securities purchase agreement with certain institutional investors at a purchase price of $3.25 per share of common stock. The common shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-283798) which was declared effective by the Securities and Exchange Commission on February 11, 2025, a base prospectus dated February 11, 2025 and a prospectus supplement dated May 20, 2025. The placement agent fees and other offering expenses totaled $0 and $490,799 for the three and nine months ended September 30, 2025, respectively.

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

During the three months ended September 30, 2024, the Company issued (i) 10,145 shares of common stock to a vendor pursuant to a marketing agreement with a fair value of $30,131, (ii) 102,860 shares of common stock to pre-IPO Series A Preferred Stock shareholders to settle certain claims with a fair value of $293,791 and (iii) 25,601 shares of common stock to holders of the Amended 2024 Convertible Promissory Notes in lieu of $60,911 in cash payment for interest through August 22, 2024.

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

The following is a summary of warrant activity for common stock during the nine months ended September 30, 2025 and year ended December 31, 2024:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of January 1, 2024	1,822,358	$4.69	3.05
Granted	861,424	2.38	3.49
Canceled	(30,252)	2.38	4.79
Exercised	(11,000)	2.38	3.61
Outstanding as of December 31, 2024	2,642,530	2.41	2.93
Exercised	(1,223,006)	1.80	2.10
Outstanding as of September 30, 2025	1,419,524	$2.44	2.52

The following table summarizes the Company’s warrants outstanding and exercisable as of September 30, 2025:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Investor Warrant	12,852	$8.76	September 18, 2028
2022 Convertible Notes	227,098	$2.38	Various in 2027
2023 Convertible Notes	971,916	$2.38	Various in 2028
Underwriter Warrants	131,146	$2.38	August 8, 2028
Advisory Agreement Warrants	76,512	$2.38	Various in 2029
	1,419,524

10. Preferred Stock

On August 15, 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B Preferred Stock with 3,896,907 and 4,280,939 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Series B Preferred Stock shareholders vote with Common Stock shareholders on an as-converted basis and not as a separate class. Cumulative dividends accrue at 8.5% per annum and are due and payable in either cash for common shares as the Company’s discretion on a quarterly basis through September 30, 2025. Series B Preferred Stock converts to common stock on a 1:1 basis, subject to adjustments for stock dividends, splits, combinations and similar events as well as unpaid dividends thereon, solely at the election of the holder at any time.

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

Pursuant to the terms of the Amended 2024 Convertible Notes, the principal balance of $4,935,000 on August 15, 2024 was mandatorily converted into 2,073,524 Series B Preferred Shares at a conversion price of $2.38. On October 15, 2024, the Company then proceeded to issue 64,913 shares of Series B Preferred Stock to various investors for $154,500.

On November 11, 2024, the Company’s shareholders authorized (i) an increase in the number of designated Series B Preferred Stock to 5,000,000 shares and (ii) an extension of the 8.5% per annum cumulative dividend period to December 31, 2026. On November 12, 2024 and November 14, 2024, the Company issued 2,100,840 shares of Series B Preferred Stock to a dedicated life sciences fund for $5,000,000 and 41,662 shares of Series B Preferred Stock to various investors for $99,164, respectively.

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

As of September 30, 2025 and December 31, 2024, preferred stock dividends were neither declared nor paid. Series B Preferred Stock undeclared cumulative dividends totaled $198,707, or $0.02 per share, and $44,820, or $0.01 per share, for the three months ended September 30, 2025 and 2024 respectively, and $619,715, or $0.06 per share, and $44,820, or $0.01 per share, for the nine months ended September 30, 2025 and 2024, respectively.

11. Stock-Based Compensation

Restricted Stock Units

Pursuant to the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan, the Company initiated grants of restricted stock units (“RSUs”) on January 3, 2025, March 4, 2025 and May 15, 2025 to certain employees as follows:

	Number of RSUs	Weighted Average Fair Value
Outstanding as of December 31, 2024	—	$—
Granted	852,214	2.32
Vested	(20,868)	2.31
Outstanding as of September 30, 2025	831,346	$2.32
Vested as of September 30, 2025	20,868	$2.31

The RSUs are subject to a three-year cliff-vesting period and are payable in shares of the Company’s common stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of September 30, 2025. On August 19, 2025, 17,534 RSUs were issued as 14,060 shares of common stock, net of taxes. As of September 30, 2025, 3,334 RSUs are pending issuance and were subsequently issued on October 29, 2025 in accordance with the normal vesting schedule. No RSUs were granted during the year ended December 31, 2024.

Total stock-based compensation expense related to RSUs is classified in the Company’s Condensed Statements of Operations as general and administrative expense and amounted to $160,865 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $439,719 and $227,000 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, total unrecognized stock-compensation expense relating to unvested stock awards granted under the Company’s share-based compensation plans amounted to $1,282,422.

Stock Options

The following is a summary of the Company’s outstanding stock options as of September 30, 2025 and December 31, 2024:

	Number of Options	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,319,394	4.69	$6.94	$—
Outstanding as of September 30, 2025	1,319,394	3.95	$6.94	$—
Vested and Exercisable as of September 30, 2025	1,319,394	3.95	$6.94	$—

There was no stock-based compensation expense related to stock options recorded for the three and nine months ended September 30, 2025 and 2024.

12. Warrant Liabilities

The Company has evaluated financial instruments arising from warrants that are issued and outstanding as of September 30, 2025 and December 31, 2024. The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the liability and to mark-to-market the fair value of the warrant at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included (i) an exercise price of $8.76 per share, (ii) an expected remaining term of each warrant based on the remaining contractual maturity of the each warrant, (iii) estimated volatility ranging from 75.0% to 89.9% based on historical stock prices of comparable companies with a look back period commensurate with the period to maturity, (iv) a risk-free interest rate ranging from 3.74% to 4.38% based on the interest rates of U.S. Treasury Notes consistent with the expected remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following are the changes in the warrant liabilities during the three and nine months ended September 30, 2025 and the year ended December 31, 2024:

Level 3
Warrant liabilities as of January 1, 2024	$8,225
Changes in fair value of warrant liabilities	941
Warrant liabilities as of December 31, 2024	9,166
Changes in fair value of warrant liabilities	28
Warrant liabilities as of September 30, 2025	$9,194

13. Employee Benefits

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

14. Segment Information

The Company evaluates the following factors to identify its reportable segments: (i) nature of products and services, (ii) type of customer for the products and services, (iii) sales, production and distribution methods of the products and services and (iv) the nature of the regulatory environment, if applicable. Based on an evaluation of these factors, management concluded that the Company’s operations are managed through one reportable segment, IB-STIM, that derives its revenues in the United States from a PENFS device that is used to treat patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome. The accounting policies of the IB-STIM segment are the same as those described in the Summary of Significant Accounting Policies (see Footnote 2). The Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the IB-STIM segment for the purpose of allocating resources based on net sales and operating loss, both of which are reported in the Condensed Statements of Operations. The CODM uses net sales to evaluate IB-STIM’s adoption and utilization by insurance carriers and physicians. As NeurAxis is an emerging growth company, operating loss is used to monitor the Company’s cost structure in order to achieve future segment profitability. Both net sales and operating loss are measured against the budget on a periodic basis to assess achievement toward annual compensation incentive targets. The Company’s CODM is its President and Chief Executive Officer.

The following reconciles the reportable segment net sales and operating loss to the Company’s reported net loss:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net Revenue	$811,414	$666,625	$2,601,155	$1,924,760
Cost of Goods Sold	135,487	97,050	421,265	256,949
Gross Profit	675,927	569,575	2,179,890	1,667,811
Selling Expenses (a)	762,548	338,523	1,694,354	1,012,920
Research and Development (a)	130,850	126,247	347,433	295,188
Compensation and Benefits (a)	1,166,175	1,007,553	3,456,406	3,384,112
Professional Services (a)	287,993	459,151	989,301	1,651,595
Other Operating Expenses (a) (b)	428,446	289,374	1,805,436	1,014,221
Segment Operating Loss	(2,100,085)	(1,651,273)	(6,113,040)	(5,690,225)
Financing Charges	(30,240)	-	(30,240)	(230,824)
Interest Expense	(29,661)	(64,676)	(45,333)	(171,934)
Change in Fair Value of Warrant Liability	(1,740)	(6,726)	(28)	(8,434)
Amortization of Debt Discount and Issuance Cost	-	(40,888)	-	(126,387)
Other Income	38,930	17,072	96,743	20,032
Other Expense	-	(8,743)	-	(585,824)
Total Other (Expense) Income, Net	(22,711)	(103,961)	21,142	(1,103,371)
Net Loss	$(2,122,796)	$(1,755,234)	$(6,091,898)	$(6,793,596)

(a)	The significant expense categories and amounts align with the segment-level information provided on a regular basis to the CODM.
(b)	Other operating expenses include rent and utilities, insurance, depreciation and amortization, travel, software subscription fees, board fees and bad debt expense.

Total segment assets for IB-STIM amounted to $5,776,363 and $4,757,572 as of September 30, 2025 and December 31, 2024, respectively. Total segment capital expenditures for IB-STIM amounted to $0 and $4,368 for the three months ended September 30, 2025 and 2024, respectively, and $25,288 and $27,776 for the nine months ended September 30, 2025 and 2024, respectively. Total segment depreciation and amortization amounted to $16,205 and $9,273 for the three months ended September 30, 2025 and 2024, respectively, and $35,446 and $30,980 for the nine months ended September 30, 2025 and 2024, respectively.

Significant segment non-cash charges settled in common stock include consulting and advisory fees and settlement of certain claims totaling $33,913 and $384,832 for the three months ended September 30, 2025 and 2024, respectively, Significant segment non-cash charges settled in common stock include consulting and advisory fees and settlement of certain claims totaling $146,406 and $1,384,011 for the nine months ended September 30, 2025 and 2024, respectively.

15. Settled Litigation

On February 6, 2019, plaintiff Ritu Bhambhani, M.D., initiated a lawsuit against Innovative Health Solutions, Inc. and others in the United States District Court for the District of Maryland. Plaintiffs Bhambhani and Sudhir Rao subsequently amended the complaint, with the Third Amended Complaint (“Complaint”) containing the most recent set of allegations. The Complaint asserted claims under the RICO Act, as well as of fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy and sought compensatory damages in excess of $5,000,000, pre-judgment interest, punitive damages, attorney’s fees, court costs and designation of the case as a class action. The Complaint stated that the Company, distributors of the Company’s product, and medical billing and coding consultants allegedly made misrepresentations to the plaintiffs that the Company’s NeuroStim device and related procedures could be billed to, and reimbursed by, Medicare and other insurance payors as a surgically implantable neurostimulator. Plaintiffs claim to have suffered damages when Medicare administrative contractors declined to pay plaintiffs for their use of the device.

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

On April 25, 2025, the parties reached a tentative $750,000 settlement payable in 12 equal monthly installments beginning in January of 2026 as filed with the United States District Court for the District of Maryland with the settlement agreement duly executed on May 15, 2025. The Company recorded a charge of $0 and $630,568 for the three and nine months ended September 30, 2025, respectively, in the Condensed Statements of Operations classified as general and administrative expense, while interest expense will be recorded as incurred. As of September 30, 2025, the Company accrued $562,500 as accrued expenses and $104,640 as other non-current liabilities in the Condensed Balance Sheets.

16. Commitments and Contingencies

Manufacturing Services Agreement

The Company is party to a manufacturing services agreement for the manufacture and supply of the Company’s IB-STIM device based on the Company’s product specifications that automatically renews annually unless either party provides a written termination notice to the other party within 180 days prior to the end of the then-current term. The Company provides the necessary equipment to the manufacturer and retains ownership. The manufacturer bears the risk of loss and damage to the equipment and consigned materials. Performance under the agreement is initiated by orders issued by the Company and accepted by the manufacturer.

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

Settlement Agreements

The Company issued 12,000 and 0 common shares for the three months ended September 30, 2025 and 2024, respectively, and 12,000 and 53,063 common shares for the nine months ended September 30, 2025 and 2024, respectively, to settle certain 2023 convertible note and warrant disputes with an existing shareholder. The Company recorded the fair value of the settlements totaling $30,240 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $30,240 and $230,824 for the nine months ended September 30, 2025 and 2024, respectively, as Financing Charges in the Condensed Statements of Operations.

The Company issued 1,518 and 102,860 shares of common stock for the three months ended September 30, 2025 and 2024, respectively, and 1,518 and 192,892 shares of common stock for the nine months ended September 30, 2025 and 2024, respectively, to various pre-IPO Series A Preferred Stock shareholders to settle certain claims. The Company recorded the fair value of the settlements totaling $7,841 and $580,249 for the three and nine months ended September 30, 2024, respectively, as Other Expense in the Condensed Statements of Operations. The Company did not record a charge for the issuance of the 1,518 common shares for the three and nine months ended September 30, 2025 as they were previously authorized for settlement with a fair value of $3,674 that was recorded as Other Expense in the Condensed Statements of Operations for the three and nine months ended September 30, 2024.

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

The Company recorded the fair value of the stock options totaling $8,596,661 on the grant date. In addition, a $6,225,169 incremental tax gross up payment is contingent upon the employees exercising their special bonus provision which will be recorded when paid.

On April 10, 2024, the employment of the Company’s Chief Operating Officer was terminated. Pursuant to the employment agreement, the Company (i) made salary continuation payments based on an annual salary of $275,000 through October 10, 2024, (ii) issued 25,832 shares of common stock at a fair value of $78,788 and (iii) made a $41,980 one-time payment in lieu of the exercise of 13,764 stock options that expired on January 2, 2024. The Company is contracted to provide health care coverage through October 2025 and has accrued for that obligation totaling $4,284 and $21,418 classified as Accrued Expenses in the Condensed Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.

Threatened Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of the date of issuance, other than those described above (see Footnote 14), there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest. Legal fees are expensed as incurred.

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

17. Subsequent Events

On October 22, 2025, the Company issued 100,000 shares of common stock to certain investors upon conversion of an equivalent amount of Series B Preferred Stock.

On October 27, 2025, pursuant to the August 2025 At The Market Offering Agreement with Craig-Hallum Capital Group LLC, the Company issued 623,184 shares of common stock to investors for gross proceeds of $2,728,424 with such shares registered pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-283798), previously filed with the Securities and Exchange Commission (“SEC”) on December 13, 2024, and declared effective on February 11, 2025, and the related prospectus supplements filed with the SEC on August 29, 2025, and on October 23, 2025.

On October 28, 2025, the Company issued 40,000 shares of common stock to certain investors upon the exercise of an equivalent amount of common stock warrants for gross proceeds of $95,200.

On October 29, 2025, the Company issued 3,334 shares of common stock to an employee upon the vesting of RSUs.

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

Since our inception, we have incurred significant operating losses. Our net loss was $2,122,796 and $1,755,234 for the three months ended September 30, 2025 and 2024, respectively, and $6,091,898 and $6,793,596 for the nine months ended September 30, 2025 and 2024, respectively. Although we had stockholders’ equity of $2,284,941 as of September 30, 2025, our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim device and seek FDA clearance of our device for other indications as we also fund selling and marketing efforts to expand the adoption of RED. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

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

Costs of goods sold consist of costs paid for the IB-Stim and RED devices to our contract manufacturers along with shipping and handling costs and expired inventory charges. Expired inventory expense is related to the FDA clearance period from the date our devices are manufactured, and if the device is not sold in such period, a reserve is recorded. Expired and other inventory charges totaled $11,598 and $2,030 for the three months ended September 30, 2025 and 2024, respectively, and $24,339 and $2,030 for the nine months ended September 30, 2025 and 2024, respectively. We have fixed-price contracts with the manufacturers of our devices.

Our selling expenses primarily consist of advertising, marketing and promotion of the Company’s products including salaries and related personnel costs and travel expenses. The Company reclassified $243,093 and $786,546 of General and Administrative Expenses to Selling Expenses in the Condensed Statements of Operations for the three and nine months ended September 30, 2024, respectively, to conform to current period presentation.

Research and development expenses consist primarily of clinical research studies, new product development, costs of materials and supplies used in research and development activities and salaries and related personnel costs for employees engaged in research and development activities to have our IB-Stim and RED devices cleared by the FDA for other indications. The Company reclassified $53,825 and $164,396 of General and Administrative Expenses to Research and Development Expenses in the Condensed Statements of Operations for the three and nine months ended September 30, 2024, respectively, to conform to current period presentation. We expect to incur future research and development expenses for other indications, such as post-concussion syndrome and cyclic vomiting syndrome in children.

General and administrative expense primarily consists of wages and benefits, professional fees, including legal, audit, insurance, investor relations, facility costs, utilities and travel costs.

Results of Operations

The following table presents our statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net sales	$811,414	$666,625	$2,601,155	$1,924,760
Cost of goods sold	135,487	97,050	421,265	256,949
Gross profit	675,927	569,575	2,179,890	1,667,811
Selling expenses	762,548	338,523	1,694,354	1,012,920
Research and development	130,850	126,247	347,433	295,188
General and administrative	1,882,614	1,756,078	6,251,143	6,049,928
Operating loss	(2,100,085)	(1,651,273)	(6,113,040)	(5,690,225)
Other (expense) income:
Financing charges	(30,240)	-	(30.240)	(230,824)
Interest expense, net	(29,661)	(64,676)	(45,333)	(171,934)
Change in fair value of warrant liability	(1,740)	(6,726)	(28)	(8,434)
Amortization of debt discount and issuance costs	-	(40,888)	-	(126,387)
Other income	38,930	17,072	96,743	20,032
Other expense	-	(8,743)	-	(585,824)
Total other (expense) income, net	(22,711)	(103,961)	21,142	(1,103,371)
Net loss	$(2,122,796)	$(1,755,234)	$(6,091,898)	$(6,793,596)

Net Sales

Net sales increased $144,789, or 21.7%, from $666,625 for the three months ended September 30, 2024, to $811,414 for the three months ended September 30, 2025, and increased $676,395, or 35.1%, from $1,924,760 for the nine months ended September 30, 2024, to $2,601,155 for the nine months ended September 30, 2025. The increases were due to volume growth from (i) customers with full health insurance reimbursement coverage and those participating in our financial assistance programs that provide discounts to patients without insurance coverage and (ii) device sales from the Company’s launch of its RED product in 2025. Unit growth from the discounted financial assistance programs outpaced the full health insurance reimbursement programs.

Gross Profit and Gross Margin

Gross profit increased $106,352, or 18.7%, from $569,575 for the three months ended September 30, 2024, to $675,927 for the three months ended September 30, 2025, due to higher sales volume. Despite the increase in sales volume, the decrease in gross margin from 85.4% for the three months ended September 30, 2024, to 83.3% for the three months ended September 30, 2025, was due to higher discounting in the Company’s financial assistance programs provided to patients without health insurance coverage, a higher unit growth rate of the discounted financial assistance programs compared to the full health insurance reimbursement programs and expired RED inventory.

Gross profit increased $512,079, or 30.7%, from $1,667,811 for the nine months ended September 30, 2024, to $2,179,890 for the nine months ended September 30, 2025, due to higher sales volume. Despite the increase in sales volume, gross margin decreased from 86.7% for the nine months ended September 30, 2024, to 83.8% for the nine months ended September 30, 2025, due to higher discounting in the Company’s financial assistance programs provided to patients without health insurance coverage, a higher unit growth rate of the discounted financial assistance programs compared to the full health insurance reimbursement programs and expired RED inventory.

Selling Expenses

Selling expenses increased $424,025, or 125.3%, from $338,523 for the three months ended September 30, 2024, to $762,548 for the three months ended September 30, 2025, and increased $681,434, or 67.3%, from $1,012,920 for the nine months ended September 30, 2024, to $1,694,354 for the nine months ended September 30, 2025. The increases were due to higher commissions from sales volume, a temporary commission structure to facilitate growth and adoption in new states, incremental sales and marketing headcount and increased advertising and marketing costs targeting patients and health insurance carriers as IB-Stim’s new Current Procedural Terminology (CPT) Category I code becomes effective January 1, 2026.

Research and Development

Research and development expenses increased $4,603, or 3.6%, from $126,247 for the three months ended September 30, 2024, to $130,850 for the three months ended September 30, 2025, and increased $52,245, or 17.7%, from $295,188 for the nine months ended September 30, 2024 to $347,433 for the nine months ended September 30, 2025. The increases were due to higher year-over-year spending on a medical research project, improved IB-Stim design features and costs to develop the RED device.

General and Administrative

General and administrative expenses increased $126,536, or 7.2%, from $1,756,078 for the three months ended September 30, 2024, to $1,882,614 for the three months ended September 30, 2025, primarily due to the introduction of annual short-term and long-term incentive plans in 2024 that were not outstanding for the full fiscal year and headcount and related costs incurred to enhance the Company’s internal control environment and financial operations, partially offset by the absence of certain one-time, non-recurring severance, consulting and advisory costs incurred in 2024.

General and administrative expenses increased $201,215, or 3.3%, from $6,049,928 for the nine months ended September 30, 2024, to $6,251,143 for the nine months ended September 30, 2025, primarily due to a one-time, non-recurring charge to settle a lawsuit, headcount and related costs incurred to enhance the Company’s internal control environment and the introduction of annual short-term and long-term incentive plans in 2024 that were not outstanding for the full fiscal year, partially offset by the absence of certain one-time, non-recurring severance, hiring, consulting and advisory costs incurred in 2024 and lower legal, accounting, investor relations and insurance costs as new hires in 2024 have internally absorbed certain services.

Operating Loss

Our operating loss increased $448,812, or 27.2%, from $1,651,273 for the three months ended September 30, 2024, to $2,100,085 for the three months ended September 30, 2025, primarily due to higher selling and general and administrative expenses, partially offset by higher sales volume.

Our operating loss increased $422,815, or 7.4%, from $5,690,225 for the nine months ended September 30, 2024, to $6,113,040 for the nine months ended September 30, 2025, primarily due to higher selling and general and administrative expenses including a one-time non-recurring settlement of a lawsuit, partially offset by higher sales volume.

Other (Expense) Income, Net

Other expense decreased $81,250 or 78.2%, from $103,961 for the three months ended September 30, 2024, to $22,711 for the three months ended September 30, 2025, primarily due to the conversion of convertible notes into Series B Preferred Stock in 2024 which eliminated any related debt discount and interest charges, partially offset by the settlement of certain shareholder claims.

Other expense decreased $1,124,513, or 101.9% from $1,103,371 of expense for the nine months ended September 30, 2024, to $21,142 of income for the nine months ended September 30, 2025, primarily due to the absence of one-time, non-recurring 2024 settlements relating to a 2023 convertible note dispute and certain pre-IPO Series A Preferred Stock shareholder claims and the conversion of convertible notes into Series B Preferred Stock in 2024 which eliminated any related debt discount and interest charges.

Net Loss

Our net loss increased $367,562, or 20.9%, from $1,755,234 for the three months ended September 30, 2024, to $2,122,796 for the three months ended September 30, 2025, due to higher selling and general and administrative expenses, partially offset by higher sales volume and the conversion of convertible notes into Series B Preferred Stock in 2024 which eliminated any related debt discount and interest charges.

Our net loss decreased $701,698, or 10.3%, from $6,793,596 for the nine months ended September 30, 2024, to $6,091,898 for the nine months ended September 30, 2025, primarily due to higher sales volume and the absence of one-time, non-recurring 2024 settlements relating to a 2023 convertible note dispute and certain pre-IPO Series A Preferred Stock shareholder claims, partially offset by higher selling expenses and the one-time, non-recurring settlement of a lawsuit in 2025.

Liquidity and Capital Resources

We had cash on hand of $4,377,109 and $3,696,870 as of September 30, 2025, and December 31, 2024, respectively. We maintained a working capital surplus of $1,840,599 and $1,832,858 as of September 30, 2025, and December 31, 2024, respectively. The increase in working capital was primarily due to proceeds from the issuance of common stock and the exercise of common stock warrants partially offset by liabilities incurred to settle a lawsuit and purchase the NSS-2 Bridge trademark during the nine months ended September 30, 2025.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of September 30, 2025, we had stockholders’ equity of $2,284,941 and short-term borrowings of $195,658.

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

The following table summarizes our cash flow from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

	(Unaudited)
	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(4,498,684)	$(4,340,097)
Net cash used in investing activities	(25,288)	(27,776)
Net cash provided by financing activities	5,204,211	4,550,198
Net increase in cash and cash equivalents	680,239	182,325
Cash and cash equivalents at beginning of period	3,696,870	78,560
Cash and cash equivalents at end of period	$4,377,109	$260,885

Operating Activities – Net cash used in operating activities increased $158,587, or 3.7%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to higher inventory purchases to support current sales growth and readiness for the January 1, 2026 effective date for the IB-Stim Category I CPT code and the 2025 payment of the 2024 short-term incentive program, partially offset by increased cash collections.

Investing Activities – Net cash used in investing activities decreased $2,488, or 9.0%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to lower office equipment purchases partially offset by expenditures to manufacture the RED device.

Financing Activities – Net cash provided by financing activities increased $654,013, or 14.4%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to proceeds received from the issuance of common stock and the exercise of common stock warrants in 2025 compared to the issuance of convertible notes in 2024.

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

Based on our evaluation, management identified material weaknesses in our internal control over financial reporting as of September 30, 2025, as set forth below:

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

In order to remediate the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, undertook measures to enhance the Company’s internal control environment, including the (i) hiring of a principal financial officer and other accounting personnel to ensure the appropriate application of U.S. GAAP including the annual required completion of a minimum number of continuing professional education hours, (ii) hiring of a dedicated internal control manager that reports directly to the Audit Committe and whose sole responsibility is to develop, document, implement and maintain our internal control framework and program including walkthroughs, narratives, flow charts and independent testing of our financial and IT controls, (iii) documentation and communication of business policies such as a delegation of authority over company transactions including the Board of Directors and invoice approvals, (iv) completion of a formal monthly close process including account reconciliations with supporting documentation and (v) engagement of a third-party firm that implemented controls to segregate duties and approvals along with the proper assignment of roles and responsibilities within the Company’s financial system. However, management has not fully implemented the remediation steps and expects remediation efforts, including testing, to continue in fiscal year 2025.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On September 9, 2025, the Company issued 1,518 shares of common stock to a pre-IPO Series A Preferred Stock shareholder to settle certain claims with a fair value of $3,674.

On August 19, 2025, the Company issued 14,060 shares of common stock, net of taxes, upon the acceleration of 17,534 restricted stock units to three prior employees.

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

ITEM 5: OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: EXHIBITS

Exhibit
Number	Exhibit Description
10.1	At The Market Offering Agreement, dated August 29, 2025, by and between Neuraxis, Inc. and Craig-Hallum Capital Group LLC (incorporated by reference to exhibit 1.1 to current report on Form 8-K, filed with the SEC on September 2, 2025)
10.2	Termination Agreement, dated July 1, 2025, by and between Neuraxis, Inc. and Masimo Corporation (incorporated by reference to exhibit 10.1 to current report on Form 8-K, filed with the SEC on July 3, 2025)
10.3	Neuraxis, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.2 to current report on Form 8-K, filed with the SEC on July 3, 2025)
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
31.2*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEURAXIS, INC.
Date: November 10, 2025
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	/s/ Timothy Henrichs
Timothy Henrichs
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

