Form 10-K
period 2025-12-31
Neuraxis, INC
filed 2026-03-19
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the registrant’s outstanding common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price for the registrant’s common stock on that day as reported by the NYSE American, was approximately $20.4 million.

The registrant had 11,187,639 shares of its common stock, par value $0.001, issued and outstanding as of March 12, 2026.

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

PART I

ITEM 1. BUSINESS

Overview

Neuraxis, Inc. (“we”, “us”, the “Company” or “Neuraxis”) is a first-to-market growth-stage medical technology company focused on neuromodulation therapies for chronic and debilitating conditions in gastrointestinal (GI) digestive system, specifically from disorders of the gut-brain interaction (DGBIs) in pediatrics and adults. With several indications in the market and additional clinical trials of Percutaneous Electrical Nerve Field Stimulation (PENFS) in multiple pediatric and adult conditions underway, we are focused on unmet GI healthcare needs in children and adults. We are dedicated to advancing science with our proprietary IB-Stim® therapy, based on our PENFS technology, which was developed internally by the Company. We believe that superior science and evidence-based research are necessary for adoption by the medical and scientific community. Additional clinical trials of PENFS in multiple pediatric and adult conditions are underway, focused on unmet healthcare needs in children and adults. See “Our Pipeline” for more information.

Our first product, IB-Stim, is a PENFS technology intended to be used in patients 8 years and older with functional abdominal pain associated with irritable bowel syndrome (IBS), functional dyspepsia (FD) and associated FD nausea symptoms. IB-Stim is a US FDA Class II medical device that has received regulatory clearances: IB-Stim (DEN180057, 2019; K252024, 2025), under the regulation name of “non-implanted nerve stimulator for functional abdominal pain relief.”

Our second product, REDTM (Rectal Expulsion Device), is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity. RED (K242304, 2024) helps identify patients with rectal hypersensitivity who experience a desire or urge to defecate at lower volumes of distension. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

The Company’s product portfolio has achieved several key milestones, including:

●	Academic Society Guidelines: In May 2025, the leading pediatric academic society, NASPGHAN (North American Society of Pediatric Gastroenterology, Hepatology, and Nutrition), published functional abdominal pain guidelines listing PENFS as the ONLY FDA-approved or FDA-cleared treatment in the guidelines to be recommended.
●	AMA Category I CPT Code (64567): In 2024 the AMA confirmed the assignment of a Category I CPT code for PENFS procedures, which takes effect on January 1, 2026. This CPT code brings credibility, streamlined reporting, and relative value units (RVUs) for the physician, allowing credit for their time.
●	Federal Supply Schedule (FSS) Contract: In December 2025, NeurAxis was awarded a FSS contract with the United States government which includes the 01-1020 IB-Stim to be sold for the FDA indications of Functional Abdominal Pain with IBS, Functional Dyspepsia (FD), and associated FD Nausea Symptoms.

Our Mission

Our mission is to advance drug-free neuromodulation therapies that improve patient outcomes and reduce medication burden in complex disorders, while expanding access to effective care for populations with significant unmet needs.

Our Corporate History

Neuraxis, Inc. was established in 2011 and incorporated in the state of Indiana in 2012, under the name of Innovative Health Solutions, Inc. The name was changed to Neuraxis, Inc. in 2022 when the Company filed a Certificate of Conversion to become a Delaware corporation. On August 9, 2023, the Company consummated an initial public offering (“IPO”) pursuant to a registration statement on Form S-1 (File No. 333- 269179), as amended.

In 2024, the Company’s shareholders authorized 5,000,000 shares of preferred stock of which all were designated at $0.001 par value “Series B Preferred Stock” inclusive of cumulative dividends, due and payable quarterly at the Company’s discretion either in cash or common stock when declared, at a rate of 8.5% per annum through December 31, 2026. The stated value of the Series B Preferred Stock is $2.38 per share.

We have developed four FDA cleared products: (i) IB-Stim (DEN180057, 2019), (ii) RED (K242304, 2024), (iii) NSS-2 Bridge (DEN170018, 2017), and (iv) the original 510(k) clearance (K140530, 2014), all of which were developed internally by the Company.

●	IB-Stim is a PENFS device that is indicated in patients 8 years and older with functional abdominal pain associated with irritable bowel syndrome, functional dyspepsia, and associated FD nausea symptoms.

●	RED is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity patients who experience desire or urge to defecate at lower volumes of distention. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

●	NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal and was licensed to Masimo Corporation (“Masimo”). Masimo marketed and sold this product as its Masimo Bridge. On July 1, 2025, The Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable of which $100,000 was paid on December 31, 2025 and $100,000 is due on June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821/255 and Application No. 29/960.608) that were originally licensed to Masimo on April 9, 2020.

●	The original 510(k) device was the electroacupuncture device (“EAD”), now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

Pediatrics Industry Overview

Pediatric providers, as a whole, expressed concern about the lack of attention given to children with functional abdominal pain disorders (including IBS and FD) and the limited treatment options available for a population that suffers from significant disabilities. With 20% of the United States population under age 18, our Company focus began with opportunities in the pediatrics industry. The pediatrics industry has multi-billion-dollar market opportunities. The following points clearly outline the unmet need in children:

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

Pharmacological Treatment Options for Functional Abdominal Pain Disorders

Mild Pain (No Disability)	Pain (With Disability)
Peppermint oil	Tricyclic antidepressants (amitriptyline)*	Rifaximin
Iberogast	Selective serotonin reuptake inhibitors (citalopram)*	Constipation
Probiotics	Gabapentin	Linaclotide
Acid suppression with PPIs	Antispasmodics (hyoscyamine, dicyclomine)*	Lubiprostone
	Cyproheptadine*	Plecanatide

* Increased risk of dementia based on anticholinergic burden

Our Solutions

We entered the pediatric market with clinical evidence, key opinion leaders and society endorsement, including a signed letter from the American Academy of Pediatrics and NASPGHAN supporting our request for insurers to provide coverage for PENFS procedures with IB-Stim. IB-Stim is a non-drug alternative to reduce functional abdominal pain in patients with IBS. In June 2019, the FDA cleared IB-Stim, a non-surgical, neuromodulation device for children and adolescents who suffer from IBS, through a de novo process (DEN180057, 2019). Most recently, FDA cleared 510(k) 252024, expanding the indications for use. The FDA created a new classification of PENFS for IB-Stim. This is based on pre-clinical and clinical studies demonstrating the mechanism of action and efficacy. Based on this new class of devices, IB-Stim falls under 21 CFR Part 876, Subpart F – Therapeutic Devices, 876.5340, Product Code QHH. As a PENFS device, it is non-implantable and provides field stimulation to cranial nerves V, VII, IX and X in the ear to access the central nervous system. It stimulates remotely from the source of pain to modulate central pain regions, such as the limbic system, and relieve functional abdominal pain associated with IBS. Studies have demonstrated long-term benefits in functional disability, psychological co-morbidities, and pain. For example, the table below is from a recently published study of IB-Stim in a population of patients with chronic functional abdominal pain. The follow-up was done at 6-12 months post-treatment and shows improvements in validated questionnaires compared to baseline (API), functional disability index (FDI), pain catastrophizing scale (PCS), Screen for Childhood Anxiety Related Disorders (SCARED) and the Promis Anxiety.

Santucci NR, King C, El-Chammas KI, Wongteerasut A, Damrongmanee A, Graham K, Fei L, Sahay R, Jones C, Cunningham NR, Coghill RC. Effect of percutaneous electrical nerve field stimulation on mechanosensitivity, sleep, and psychological comorbidities in adolescents with functional abdominal pain disorders. Neurogastroenterol Motil. 2022;34:e14358.

We have submitted one FDA De Novo request and three 510(K) submissions and plan to submit additional 510(k) premarket notifications from our pipeline indications in the future. Most recently, FDA cleared 510(k) 252024, expanding the indications for use.

Compliance with treatment so far has been outstanding with the four weeks of therapy required to sustain long-term benefits. Compliance has been an issue with non-pharmacological treatment for children, particularly with some of the psychological approaches such as cognitive behavioral therapy or guided imagery, which sometimes requires 8-12 weeks of treatment. In fact, in a survey included in the randomised, sham controlled trial (Kovacic, K, Hainsworth, M., et al. Neurostimulation for abdominal pain-related functional gastrointestinal disorders in adolescents: a randomised, double-blind, sham-controlled trial. Lancet Gastroenterol Hepatol. 2017 Oct;2(10):727-737), 95% of adolescents who used IB-Stim said that they would recommend this treatment to family and friends. Many children’s hospitals and pediatric providers across the country are currently treating children with IB-Stim due to the safety, efficacy, and patient outcomes with this non-drug alternative.

We have concentrated our marketing focus on the 260 children’s hospitals within the United States. To date, IB-Stim is established in approximately 80 children’s hospitals within our target market.

Competition

The competitive landscape for therapies includes off-label drugs and drugs with FDA-approved only for adults with IBS while there is no FDA indicated treatments for patients 8-21 years of age with functional abdominal pain associated with IBS and prescriptions often contain FDA black box labels. Psychological treatments such as cognitive behavioral therapy (CBT) or guided imagery have been shown to be some of the most effective treatments for these conditions, however, these are limited by access to trained therapists. As a result, the Company is addressing this challenge by providing access to guided-imagery audio with IB-Stim at a low associated cost to the patient. Competition also includes devices that could theoretically be used, but do not have supporting data or FDA clearance for functional bowel disorders or IBS. Digital therapeutics that offer CBT for IBS have been developed for adults with IBS with limited success in terms of reaching large numbers of patients. Virtual reality could potentially be used in the future to also deliver CBT to patients with IBS.  Our method patents limit other devices from targeting IBS through stimulation of cranial nerve branches in the ear.

Approved drugs for children with IBS

1.	Linzess: a drug that stimulates fluid secretion from the intestine, approved for IBS-constipation in 7 years of age and older

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
2.	Amitiza: a drug that stimulates fluid secretion from the intestine, approved for IBS-diarrhea
3.	Linzess: a drug that stimulates fluid secretion from the intestine, approved for IBS-constipation
4.	Plecanatide: a drug that stimulates fluid secretion from the intestine, approved IBS-constipation
5.	Eluxadoline: a schedule IV-controlled substance that is a mixed opioid receptor agonist/antagonist in the intestine approved for IBS-diarrhea

Approved drugs for children or adults with functional dyspepsia

1.	None

Devices

1.	gammaCore: a transcutaneous, cervical vagal nerve stimulator cleared for cluster and migraine headaches. Recent studies using this device for adults with gastroparesis.
2.	Transcranial Magnetic Stimulation: Multiple devices cleared to treat major depressive disorder and obsessive-compulsive disorder. To date, no known gastrointestinal indications.
3.	Roo System and Sparrow therapy system: Transcutaneous auricular stimulation devices-cleared for neonatal and adult opioid withdrawal.

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

Our Competitive Strengths

We believe that the following competitive strengths will enable us to compete effectively:

●	First to market
●	Strong portfolio of device and method patents
●	Large market opportunities
●	Strong pediatric pipeline
●	Academic Society guidelines with the only FDA-approved or FDA-cleared recommended treatment
●	Category I CPT code (64567) effective January 1, 2026
●	Strong clinical data carried out in leading academic institutions in the U.S.

Our Growth Strategies

●	List price of our product is $1,195 per device and $4,780 per patient
●	Strong gross margin
●	Direct sales force
●	Target customers are children’s hospitals, adult gastroenterologists in the VA, and adult pain physicians in the VA

Our Pipeline

IB-Stim is to be used for the indication of functional abdominal pain associated with IBS, functional dyspepsia (FD), and associated FD nausea symptoms. The same underlying technology will be used for the remaining pipeline indications, but we may use different branding strategies for marketing and commercialization purposes.

With one FDA indication—functional abdominal pain associated with IBS, functional dyspepsia (FD), and associated FD nausea symptoms for 8 years and older—on the market, additional clinical trials of PENFS in multiple pediatric conditions are underway focused on unmet healthcare needs in children and adults. These indications consist of post-concussion syndrome, cyclic vomiting syndrome, post-operative pain and fibromyalgia pain.

The chart below shows our status in the FDA review process for IB-Stim and each of the following pediatric indications:

1. Functional dyspepsia (nausea): Sub-analysis of the RCT completed, and data was analyzed and presented to FDA. The data looked only at those patients who met criteria for functional dyspepsia and those that improved in abdominal pain scores by 30% or more as well as improvements in a validated measure of nausea. The sub-analysis was used for FDA purposes and there is no plan to publish in peer reviewed journal since the entire cohort of patients with DGBIs was already published in 2017.

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

3. Cyclic vomiting: Successful pilot study completed and published, Karrento K, et.al.. Electrical Nerve Field Stimulation for Drug-Refractory Pediatric Cyclic Vomiting Syndrome. J Pediatr Gastroenterol Nutr. 2023;77:347-353. A new study, Auricular Neurostimulation for Children with Cyclic Vomiting Syndrome: A randomized, placebo-controlled trial. RCT anticipated to begin enrolling patients early in 2026. This will be a double blind, placebo-controlled trial to evaluate efficacy of IB-Stim in pediatric patients with cyclic vomiting syndrome. The primary endpoint will be to measure decreases in the frequency and severity of cyclic vomiting episodes compared to a placebo device. The study will include a minimum of 120 patients and is being conducted at Children’s Wisconsin/Medical College of Wisconsin.

4. Post-operative pain (opioid sparing): RCT currently enrolling patients and plans to include almost 300 patients total. ClinicalTrials.gov Identifier: NCT05506878. Reduction of Opioid Requirement Associated With Auriculo-Nerve Stimulation Following Open Surgery. The primary outcome measure is opioid consumption. Assess how the use of the NSS-2 BRIDGE Device over a 5 day stimulation period affects the participant’s total opioid consumption using morphine equivalent following an open abdominal or pelvic surgery. Other measures will include post-operative pain ratings, sleep, somatization, as well as length of hospital stay. The study is being conducted at University of Pittsburgh Medical Center.

5. Fibromyalgia in adults: RCT currently enrolling patients. ClinicalTrials.gov Identifier: NCT06415591. Auricular Neuromodulation in Veterans with Fibromyalgia: The proposed Merit, a randomized, sham-controlled trial of auricular PENFS, evaluates the clinical utility of PENFS for fibromyalgia as compared to sham placebo control, acute and longitudinal PENFS-related neural changes visualized on rs-fcMRI and effects of PENFS on HRV as a potential vagal mechanism of pain relief. For Aim 1, 240 total participants meeting 2016 diagnostic criteria for fibromyalgia (male and female, age 18-60 years old) will be randomized to either true (n=120) or sham (n=120) auricular PENFS. The study is being conducted at Emory University and VA medical center.

Each step in the FDA review process differs in duration and cannot be predicted with accuracy. Timing of FDA review and approval, if ever received, cannot be assured and the process and any approval is within the sole control and discretion of the FDA.

FDA Pipeline - Indications and Timelines

Indication
2023
2024
2025E
2026E
2027E
Clinical Study*
Functional Abdominal Pain & IBS -Pediatric
Children's Wisconsin RCT**
Functional Dyspepsia (Nausea) - Pediatric
RCT/Registry
Functional Dyspepsia (Nausea) -Adult
Device Extrapolation
Functional Dyspepsia (Nausea) -Adult Study
RCT Cleveland Clinic
Post-Concussion - Pediatric
FDA
Children's Hospital of Orange County RCT**
Cyclic Vomiting - Pediatric
FDA
RCT** Children's Wisconsin
Post-operative Pain (Opioid Sparing)
FDA
RCT** UPMC (Pittsburgh)
Fibromyalgia -Adults
FDA
RCT** VA Emory University
Clinical Study
FDA
FDA Submission
FDA Indication
Launch/Commercialization

* Independently sponsored clinical studies; NeurAxis contributes to research funding, devices and other costs.
** RCT – Randomized Controlled Clinical Trial

Confidential – Do Not Distribute

Products

IB-Stim is a PENFS technology intended to be used in patients 8 years and older with functional abdominal pain associated with IBS, functional dyspepsia (FD), and associated FD nausea symptoms. The FDA has classified the non-implanted nerve stimulator for functional abdominal pain relief as a Class II device.

IB-Stim is intended to be used for 120 hours per week, using one (1) device per week, for four (4) consecutive weeks, through application to branches of Cranial Nerves V, VII, IX and X, and the occipital nerves identified by transillumination, as an aid in the reduction of pain when combined with other therapies for IBS (DEN180057, 2019; K252024, 2025). In published studies, patients treated with IB-Stim demonstrated significant improvement in pain, disability and global symptoms with no serious adverse events, and minimal to no side effects, including localized skin irritation. The following table presents a summary of IB-Stim studies performed to date:

Author	DGBI	N=	Ages	# of devices	Outcomes	Major adverse events

Santucci et al.,2025	Functional Abndominal Pain	219	7-21	4	Abdominal pain, nausea, disability	None
Dorfman et.al.,2025	Functional Abdominal Pain	22	11-21	4	Abdominal pain, recurrent treatment	None
Kolacz et.al.,2025	Chronic Nausea	84	11-18	4	Cardiac vagal effeciency	None
Santucci., et.al., 2024	Functional Dyspepsia	84	11-21	4	Abdominal pain and nausea	None
Castillo et.al., 2023	Irritable bowel syndrome	27	11-18	4	Abdominal pain, Microbiome Metabolism	None
Karento et al., 2023	Cyclic Vomiting Syndrome	30	8-18	6	Abdominal pain, nausea, disability	None
Santucci et.al.,2023	Irritable bowel syndrome, functional dyspepsia, FAP	101	11-21	4	Abdominal pain, nausea, disability	None
Chogle et.al., 2023	Irritable bowel syndrome, functional dyspepsia	31	11-18	4	Quality of life, disability, anxiety	None
Chogle et.al., 2023 (Registry)	Irritable bowel syndrome, functional dyspepsia	292	8-18	4	Abdominal pain, nausea, disability	None
Santucci et al., 2023	Functional Dyspepsia	84	11-21	4	Abdominal pain, nausea, anxiety, disability	None
Bora et.al.,2023	Irritable bowel syndrome	20	11-18	4	IBS severity scale, Microbiome diversity	None
Santucci et.al.,2021	Functional abdominal pain	20	11-19	4	Abdominal pain, sleep, nausea, anxiety	None
Krasaelap, et.al., 2020	Irritable bowel syndrome	51	11-18	4	Abdominal pain, global symptoms, disability	None
Kovacic et.al.,2017	IBS, FD, FAP, abdominal migraine	115	11-18	4	Abdominal pain, disability, global symptoms.	Syncope=1 in sham group

The ability of IB-Stim to produce systemic effects by modulating the central nervous system has been demonstrated in a pre-clinical animal model of IBS (see Business—Pre-Clinical Data). In patients with IBS, the largest effect on all pain measures, including composite pain scores, worst pain, disability and global symptoms, was seen after completing three consecutive weeks of treatment (see Business—Clinical Data). A fourth consecutive week of treatment was included in clinical testing; no safety concerns were identified with this extra consecutive week of treatment. In the trial of 115 subjects, 10 patients reported side-effects and only three discontinued the study because of side-effects. Of such 10 patients, six experienced ear discomfort (three in the PENFS group, three in the sham group), three experienced adhesive allergies (one in the PENFS group, 2 in the sham group), and one experienced syncope due to needle phobia (in the sham group). There were no serious adverse events. Since that study, numerous other studies have confirmed the safety and efficacy in children with chronic DGBIs (see table above).

Medical providers are trained to place IB-Stim through NeurAxis’ IB-Stim Training and Certification process. Once the provider is trained, the device can be placed in the outpatient clinic and can be removed by the provider in the clinic or by the patient at home. IB-Stim stays on for a total of five-days to allow delivery of gentle electrical pulses to nerves below the skin that access the central nervous system. A study in adolescents showed greater improvement in functional abdominal pain and global symptom improvement with every week of treatment (up to four weeks). At the end of the four-week study, 95% of adolescents stated they would recommend the treatment to family or friends. Safety of percutaneous electrical nerve field stimulation has also been reported in a separate study of over 1200 adult patients with no serious adverse events and minimal to no side-effects.

When wearing IB-Stim and following an easy-to-learn and efficient procedure, patients can still attend school and extracurricular activities, exercise or play non-contact sports, shower, wear earbuds or headphones, and travel.

IB-Stim costs $1,195 per device, and each patient will use four (4) devices. Potential patients with other indications are expected to use six (6) or more devices per patient.

Technology

A maladaptive central nervous system can process pain and emotions differently. This often occurs in children following a traumatic event, viral infections, inflammation or trauma. Changes in brain pathways are known to be involved in the pathophysiology of functional bowel disorders and IBS. IB-Stim works by sending gentle electrical impulses into cranial nerve bundles located in the ear. This stimulation targets brain areas that process pain and helps reduce functional abdominal pain associated with IBS. An animal model of IBS demonstrated that the firing of neurons in the amygdala could be reduced by more than 50% in just 15 minutes of stimulation with IB-Stim. A recent human study in adults with pain related to fibromyalgia suggested that IB-Stim exerts its effect by modulating emotional and executive control centers related to pain processing, see Feasibility of Auricular Field Stimulation in Fibromyalgia: Evaluation by Functional Magnetic Resonance Imaging, Randomized Trial, Woodbury et.al., Pain Med. 2021;22:715-726. The field of art pertains to an electrical stimulation device, including a stimulator containing a generator to deliver electrical pulses with defined parameters, and a power supply for supplying the electrical energy through four separate needles, and at least one of which is a needle array.

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

Clinical Data

There are over 700 published patients specific to our first FDA indication which is functional abdominal pain associated with irritable bowel syndrome in patients 8-21 years of age. A published patient is defined as a patient who went through a study, the study was analyzed, and now the study has been published in a peer-reviewed journal.

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

PENFS Reimbursement

Previously, the American Medical Association (AMA) assigned a procedure-specific Category III CPT Code (0720T) to PENFS, which was published on December 30, 2021 and became effective for utilization on July 1, 2022. Category III CPT Codes are temporary codes issued to define and track the utilization of new procedural technology. To expand patient access to PENFS procedures and IB-Stim technology, we launched our internal Prior Authorization team under our Guidance & Patient Support function in 2023. This continues to address the Prior Authorization process barriers for providers and children’s hospitals and streamlines a patient’s access to our Patient Advocacy and Financial Assistance offerings, if needed. In September of 2024, the AMA’s CPT Editorial Panel accepted addition of Category I CPT Code (placeholder 64X11) for PENFS and deletion of Category III CPT Code 0720T. The finalized Category I CPT Code for PENFS, 64567 and associated valuations, was publicly announced in Q4 of 2025. CPT 64567 became effective for utilization and reporting PENFS procedures on January 1, 2026. Twenty-four (24) commercial health insurers, including certain Blue Cross Blue Shield licensees, have instituted formal medical policy coverage for PENFS. The total membership of these health insurers is approaching 100,000,000 covered lives. Patients who are appropriate clinical candidates may have policy-covered access to PENFS and IB-Stim technology under their specific health plan. We continue to actively leverage clinical evidence, peer-reviewed publications, and academic medical society clinical practice guidelines to expand patient access to IB-Stim technology. The finalized CPT code (1/1/2026) will strengthen PENFS access as Fee Schedules and claim payments become more transparent, allowing both commercial and Medicaid payer entities to more-effectively process covered claims.

Marketing

NeurAxis markets its products through a direct sales team, online channels, and to clinicians via affiliated academic societies. Our main goal is to raise educational awareness among clinicians and hospitals about the unmet needs of patients with functional abdominal pain and NeurAxis’ FDA-cleared, drug-free product solutions. Our primary focus is with the 260 children’s hospitals within the United States. As our FDA-indications expand, so will our outreach and education to adult gastroenterology providers. Direct-to-patient marketing efforts will be considered in the future.

Patients/Customers

IB-Stim is indicated for patients 8 years and older suffering from functional abdominal pain, functional dyspepsia (FD),and associated FD nausea symptoms. Customers are currently primarily children’s hospitals who serve these patients, but is currently expanding to adult gastroenterologists and adult pain physicians.

REDTM (Rectal Expulsion Device)

RED enables comprehensive constipation for every gastroenterology practice. The mission is for every gastroenterology practice to be able to safely and confidently differentially screen root causes of chronic constipation with the patient and physician in mind. RED can be implemented in a GI practice with minimal impact to clinical workflow and does not require a large capital expense. Eight (8) million patients each year present with constipation. Of those eight million patients, 700,000 patients present to the Emergency Room.

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

There is a clinical need for an easy-to-use, office-based, point-of-care, anorectal function test that can measure rectal sensitivity and be used as a rectal expulsion device to assess pelvic floor dysfunction. Current testing methods typically require elaborate volumetric testing equipment to assess sensation and expulsion, which makes them not practical in the clinical setting. The current standard is to refer patients to specialized motility centers for evaluation, resulting in sub-optimal number of patients with constipation undergoing anal-rectal testing. In the current clinical setting, only about 2% of all patients with constipation are referred for anal-rectal testing and thus, a large number with pelvic floor dysfunction and rectal hypersensitivity are missed and/or fail to get proper treatment. The design of RED allows for it to be used as a self-inflating expulsion device and as a balloon to assess patients who experience rectal hypersensitivity. When it is opened to atmospheric pressure, RED safely self inflates and contains a proprietary foam technology that mimics the “feel” of stool. This provides an alternative to sensation and expulsion testing in the office without affecting clinical workflow.

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

As outlined in the figure below, 18 of 58 patients, or 31%, had rectal hypersensitivity on RED when defined on a single yes/no question of “do you feel you have to poop right now” that evaluates the patient perception to defecate.

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

RED Benefits Over Predicates

1.	Prompt point of care test allows assessment of patients and potentially changes clinical management.
2.	Identifies those who would benefit from physical therapy or who would require optimization of laxatives or addition of secretagogues.
3.	Identifies many patients with rectal hypersensitivity that otherwise would never get tested.
4.	Easily integrates with clinical workflow

There is an urgent need to better identify patients with pelvic floor abnormalities and/or rectal hypersensitivity. Making the right diagnosis can impact care and ensure that patients are properly assessed and treated. The figure below demonstrates how RED can impact clinical decision making.

Overall, RED is a point-of-care device designed to be used in the office. Rectal sensation is an important component of evaluating pelvic floor function among patients with chronic constipation. Currently, 98% of clinically appropriate patients do not receive anorectal testing. The study findings demonstrate   that RED impacts clinical decision making by identifying patients who would benefit from physical therapy or who would require optimization of laxatives. Shah et.al., An Office-Based, Point-of-Care Test Predicts Treatment Outcomes With Community-Based Pelvic Floor Physical Therapy in Patients With Chronic Constipation. Clin Gastroenterol Hepatol. 2023;21:1082-1090.It is also sufficient to qualitatively assess for rectal hypersensitivity which was evident in almost one-third of patients with chronic constipation failing a trial of fiber/laxatives. It is critical to assess rectal sensation and balloon expulsion in patients with constipation and/or fecal incontinence.

RED Safety

●	The tube for RED remains open to room air as the patient defecates. The pressure is therefore never greater than room air.
●	The predicate device uses manual inflation with a syringe against resistance. The predicate device is re-capped so that the patient must defecate an air-filled balloon with low compliance. The resistance with defecating the predicate is therefore greater than RED, because RED is more compliant than an air-filled balloon. RED is therefore safer with regard to patients with decreased compliance.
●	There have been no safety events reported to compliance in MAUDE with the predicate in the last 10 years.
●	RED is more compliant than air or water based on balloon compression data as demonstrated in the graph below.

●	RED CPT coding changed effective January 1, 2026, and we are currently waiting on the AMA CPT Knowledge Base to give an opinion on the coding going forward.

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

Trademarks

The Company has nine (9) registered trademarks, and three (3) pending applications for registration:

Country	Trademark	Reg. No.	Reg. Date	Class/Goods	Status
US	NEURO-STIM and Design	5105257	20-Dec-2016	10 Int. nerve stimulator apparatus	Registered

US	NSS THE NEUROSTIM SYSTEM and Design	4905470	23-Feb-2016	10 Int. nerve stimulator apparatus	Registered

US	NSS	4852008	10-Nov-2015	10 Int. medical apparatus, namely, electrical nerve stimulators; medical device, namely, a non- implantable neurological pain management generator, with percutaneously-implantable needle arrays; medical system and apparatus consisting of a non-implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; medical system and apparatus consisting of implantable arrays for transmitting current into auricular and peri-auricular tissue; medical device for peripheral nerve and nerve field stimulation; medical system and apparatus consisting of a non-implantable modulating frequency generator and implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management, namely, patient stimulators for auricular and peri-auricular peripheral nerve field neuromodulation therapy; medical apparatus, appliances and instruments for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, headache control, control of phantom limb pain, stump pain, reflex sympathetic dystrophy (RSD), peripheral neuropathies and other types of sympathetically mediated pain	Registered

US	IB-STIM	5926831	03-Dec-2019	10 Int. medical apparatus, namely, electrical nerve stimulators; medical device, namely, a non- implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; medical apparatus consisting of percutaneously implantable arrays for transmitting current into auricular and peri-auricular tissue; medical device for peripheral nerve and nerve field stimulation; medical device consisting of a non-implantable modulating frequency generator and percutaneously implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management and FGID (functional gastrointestinal disorders), namely, patient stimulator for auricular and peri-auricular peripheral nerve field neuromodulation therapy; medical apparatus, for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co-morbidities, sleep disturbances, psychological disorders, including mood and anxiety, satiety and changes in autonomic nervous system and other types of sympathetically mediated pain	Registered

US	IB-STIM and Design	5926832	03-Dec-2019	10 Int. medical apparatus, namely, electrical nerve stimulators; medical device, namely, a non- implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; medical apparatus consisting of percutaneously implantable arrays for transmitting current into auricular and peri-auricular tissue; medical device for peripheral nerve and nerve field stimulation; medical device consisting of a non-implantable modulating frequency generator and percutaneously implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management and FGID (functional gastrointestinal disorders), namely, patient stimulator for auricular and peri-auricular peripheral nerve field neuromodulation therapy; Medical apparatus, for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co-morbidities, sleep disturbances, psychological disorders, including mood and anxiety, satiety and changes in autonomic nervous system and other types of sympathetically mediated pain	Registered

US	IB-STIM AURICULAR STIMULATOR	5978411	04-Feb-2020	10 Int. medical apparatus, namely, electrical nerve stimulators; Medical device, namely, a non- implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; Medical apparatus consisting of percutaneously implantable arrays for transmitting current into auricular and peri-auricular tissue; Medical device for peripheral nerve and nerve field stimulation; Medical device consisting of a non-implantable modulating frequency generator and percutaneously implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management and FGID (functional gastrointestinal disorders), namely, patient stimulator for auricular and peri-auricular peripheral nerve field neuromodulation therapy; Medical apparatus, for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co-morbidities, sleep disturbances, psychological disorders, including mood and anxiety, satiety and changes in autonomic nervous system and other types of sympathetically mediated pain	Registered

US	IB-STIM AURICULAR STIMULATOR and Design	5978412	04-Feb-2020	10 Int. medical apparatus, namely, electrical nerve stimulators; medical device, namely, a non- implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; medical apparatus consisting of percutaneously implantable arrays for transmitting current into auricular and peri-auricular tissue; medical device for peripheral nerve and nerve field stimulation; medical device consisting of a non-implantable modulating frequency generator and percutaneously implantable needle arrays for transmitting current into auricular and peri-auricular tissue for use in pain management and FGID (functional gastrointestinal disorders), namely, patient stimulator for auricular and peri-auricular peripheral nerve field neuromodulation therapy; medical apparatus, for peripheral nerve field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co-morbidities, sleep disturbances, psychological disorders, including mood and anxiety, satiety and changes in autonomic nervous system and other types of sympathetically mediated pain	Registered

Country	Trademark	App. No.	App. Date	Class/Goods	Status
US	NEURAXIS	97/327951	24-Mar-2022	10 Int. nerve stimulator apparatus; nerve stimulator apparatus for FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co- morbidities, sleep disturbances, psychological disorders, including mood, anxiety, and satiety, pain control, headache control, control of phantom limb pain, stump pain, reflex sympathetic dystrophy (RSD), peripheral neuropathies and other types of sympathetically mediated pain	Registered

US	NEURAXIS (STYLIZED)	97/356330	11-Apr-2022	10 Int. nerve stimulator apparatus; nerve stimulator apparatus for FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, changes in FGID co- morbidities, sleep disturbances, psychological disorders, including mood, anxiety, and satiety, pain control, headache control, control of phantom limb pain, stump pain, reflex sympathetic dystrophy (RSD), peripheral neuropathies and other types of sympathetically mediated pain	Registered

US	RECTAL EXPULSION DEVICE	99/249573	24-Jun-2025	10 Int. medical devices, namely, devices for measuring pelvic floor dysfunction and rectal hypersensitivity for use in the diagnosis and treatment of chronic constipation; medical diagnostic apparatus for testing pelvic floor dysfunction and rectal hypersensitivity in the field of chronic constipation; medical devices and apparatus for medical screening testing of individuals with chronic constipation; medical apparatus and instrument for diagnostic use, namely, apparatus for medical diagnostic testing in the field of chronic constipation; disposable medical devices for diagnosing and treating constipation	Filed

US	RED – RECTAL EXPULSION DEVICE (word)	99/249859	24-Jun-2025	10 Int. medical devices, namely, devices for measuring pelvic floor dysfunction and rectal hypersensitivity for use in the diagnosis and treatment of chronic constipation; medical diagnostic apparatus for testing pelvic floor dysfunction and rectal hypersensitivity in the field of chronic constipation; medical devices and apparatus for medical screening testing of individuals with chronic constipation; medical apparatus and instrument for diagnostic use, namely, apparatus for medical diagnostic testing in the field of chronic constipation; disposable medical devices for diagnosing and treating constipation	Filed

US	RED & Design	99/249570	24-Jun-2025	10 Int. medical devices, namely, devices for measuring pelvic floor dysfunction and rectal hypersensitivity for use in the diagnosis and treatment of chronic constipation; medical diagnostic apparatus for testing pelvic floor dysfunction and rectal hypersensitivity in the field of chronic constipation; medical devices and apparatus for medical screening testing of individuals with chronic constipation; medical apparatus and instrument for diagnostic use, namely, apparatus for medical diagnostic testing in the field of chronic constipation; disposable medical devices for diagnosing and treating constipation	Filed

US	AXI-STIM	99/507683	20-Nov-2025	10 Int. Medical apparatus, namely, electrical nerve stimulators; medical device, namely, a non-implantable modulating frequency generator, providing neuromodulation therapy to cranial and peripheral nerves; medical apparatus consisting of percutaneously implantable arrays for transmitting current into auricular and per-auricular tissue; medical device for peripheral nerve and nerve field stimulation; medical device consisting of a non-implantable modulating frequency generator and percutaneously implantable needle arrays for transmitting current into auricular and per-auricular tissue for us in pain management and FGID (functional gastrointestinal disorders), namely, patient stimulator for auricular and peri-auricular peripheral nerve filed neuromodulation therapy; medical apparatus, for peripheral never field stimulation in cranial and peripheral nerves and occipital nerve branches, for pain control, FGID, irritable bowel, functional dyspepsia, functional abdominal pain, nausea, functional nausea, abdominal migraine, Crohn’s Disease, visceral hypersensitivity, chronic inflammatory bowel disease, change in FGID co-morbidities, sleep disturbances, psychological disorders, including mood and anxiety, satiety and changes in autonomic nervous system and other types of sympathetically mediated pain.

Patents

The Company has fifteen (15) granted patents in the United States and one (1) applied for patent application in the United States and one (1) granted foreign patent and two (2) applied for foreign patent applications.

Country	Owner	Serial No.	Actual Filing Date	Patent No.	Issue Date	Anticipated Expiration Date	Title	Application Status	Licensing Status
CA	Neuraxis, Inc.	3096494	25-Apr-2019				AURICULAR NERVE FIELD STIMULATION DEVICE	Applied for

JP	Neuraxis, Inc.	2021-509961	23-Oct-2020	7252319	27-Mar-2023	25-Apr-2039	AURICULAR NERVE FIELD STIMULATION DEVICE	Granted

US	Neuraxis, Inc.	17/040766	23-Sep-2020	11369791	28-Jun-2022	21-Jun-2039	AURICULAR NERVE FIELD STIMULATION DEVICE	Granted

US	Neuraxis, Inc.	17/715121	07-Apr-2022	12097371	24-Sep-2024	04-Jan-2040	AURICULAR NERVE FIELD STIMULATION DEVICE	Granted

US	Neuraxis, Inc.	16/014169	21-Jun-2018	10322062	18-Jun-2019	14-May-2034	AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Granted

US	Neuraxis, Inc.	16/408004	09-May-2019	11077019	03-Aug-2021	16-Jul-2034	AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Granted

US	Neuraxis, Inc.	17/363620	30-Jun-2021	11654082	23-May-2023	29-Jul-2034	AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Granted

US	Neuraxis, Inc.	17/830411	02-Jun-2022				DEVICE AND METHOD FOR ERADICATING PATHOGENS IN NASAL PASSAGES	Applied for

US	Neuraxis, Inc.	17/589082	31-Jan-2022				EXTERNAL AUDITORY CANAL PHOTOBIOMODULATION AND AUDIO THERAPY DEVICE	Applied for

US	Neuraxis, Inc.	17/861646	11-Jul-2022				EXTERNAL AUDITORY CANAL THERAPY DEVICE	Applied for

US	Neuraxis, Inc.	17/617364	08-Dec-2021				EXTERNAL AUDITORY CANAL PHOTOBIOMODULATION DEVICE	Applied for

US	Neuraxis, Inc.	15/488416	14-Apr-2017	10413719	17-Sep-2019	14-Apr-2037	METHODS OF TREATING DISEASE USING AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted

US	Neuraxis, Inc.	16/534159	07-Aug-2019	11331473	17-May-2022	14-Apr-2037	METHODS OF TREATING DISEASE USING AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted

US	Neuraxis, Inc.	15/595185	15-May-2017	9839577	12-Dec-2017	14-May-2034	SYSTEM AND METHOD FOR AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted

US	Neuraxis, Inc.	15/811278	13-Nov-2017	10010479	03-Jul-2018	14-May-2034	SYSTEM AND METHOD FOR AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted

US	Neuraxis, Inc.	14/277158	14-May-2014	9662269	30-May-2017	14-May-2034	SYSTEMS AND METHODS FOR AURICULAR PERIPHERAL NERVE FIELD STIMULATION	Granted

US	Neuraxis, Inc.	17/725,761	21-Apr-2022	11813448	14-Nov-2023	14-Apr-2037	AURICULAR NERVE FIELD STIMULATION DEVICE AND METHODS FOR USING THE SAME	Granted

US	Neuraxis, Inc.	18/154,375	13-Jan-2023	12029701	09-Jul-2024	14-May-2034	AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Granted

US	Neuraxis, Inc.	18/736,834	07-June-2024	12383461	12-Aug-2025	14-May-2034	AURICULAR PERIPHERAL NERVE FIELD STIMULATOR AND METHOD OF OPERATING SAME	Granted

US	Neuraxis, Inc.	18/173,893	24-Feb-2023	12447332	21-Oct-2025	01-May-2035	AURICULAR NERVE FIELD STIMULATION DEVICE AND METHODS FOR USING THE SAME	Granted

US	Neuraxis, Inc.	18/377,968	09-Oct-2023	12285602	24-Apr-2025	14-Apr-2037	AURICULAR NERVE FIELD STIMULATION DEVICE AND METHODS FOR USING THE SAME	Granted

US	Neuraxis, Inc.	19173434	08-Apr-2025				AURICULAR NERVE FIELD STIMULATION DEVICE AND METHODS FOR USING THE SAME	Applied for

CA	Neuraxis, Inc.	3243826	07-Aug-2024				AURICULAR NERVE FIELD STIMULATION DEVICE AND METHODS FOR USING THE SAME	Applied for

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

On July 1, 2025, The Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable in equal installments on December 31, 2025 and June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465)  and two patent applications (Application No. 18/821/255 and Application No. 29/960.608) that were originally licensed to Masimo on April 9, 2020. See”—Our Corporate History” for more information.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equal or exceed $100 million during such completed fiscal year and the market value of our shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th. Such reduced disclosure and corporate governance obligations may make it more challenging for investors to analyze our results of operations and financial prospects.

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

PMA Approval Process

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective for its intended use, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If FDA accepts the application for substantive review, it has 180 days under the FDCA to complete its review of a filed PMA application, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA application, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA may or may not accept the panel’s recommendation. Prior to approval of a PMA, the FDA may conduct inspections of the clinical trial data and clinical trial sites, as well as conduct inspections of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to, among other things, ensure compliance with the QSR. NeurAxis, Inc. is a designated small business with the FDA and enjoys discounted fees. NeurAxis, Inc. PENFS technology is a Class II medical device and typically pursues De Novo or 510K clearances.

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

Manufacturing Services Agreements

The Company is party to two separate manufacturing services agreements for the manufacture and supply of the Company’s IB-Stim and RED devices based on the Company’s product specifications that automatically renew annually unless either party provides a written termination notice to the other party within 180 days prior to the end of the then-current term. The Company’s IB-Stim and RED devices are manufactured in Indiana and Michigan, respectively. The Company provides the necessary equipment to the manufacturers and retains ownership. The manufacturers bear the risk of loss of and damage to the equipment and consigned materials. Performance under the agreement is initiated by orders issued by the Company and accepted by the manufacturers. The Company also entered into quality agreements with the manufacturers to perform quality assurance services on product provided by the Company.

Employees

As of December 31, 2025, we had 24 full-time employees.

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

Almost all of our revenues have been derived from sales and royalties from sales of IB-Stim, and we expect to develop, market, and sell other neuromodulation therapy devices for the treatment of chronic and debilitating conditions in children and adults. The commercial success of our products and our ability to generate and maintain revenues from the sale of our products will depend on a number of factors, including:

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

We may not achieve market acceptance of our products for current or future indications within the timeframes we have anticipated, or at all, for a number of different reasons, including the following factors:

●	it may be difficult to gain broad acceptance of our products because they are new technologies and involve a novel or derivative mechanism of action and, as such, physicians may be reluctant to prescribe our products without prior experience or additional data or training;
●	physicians may be reluctant to prescribe our products due to their perception that the supporting clinical study designs have limitations, as they are, for example, unblinded;
●	physicians at large academic universities and medical centers may prefer to enroll patients into clinical studies instead of prescribing our products;
●	it may be difficult to gain broad acceptance at community hospitals where the number of patients seeking treatment may be more limited than at larger medical centers, and such community hospitals may not be willing to invest in the resources necessary for their physicians to become trained to use our products, which could lead to reluctance to prescribe our products;
●	patients may be reluctant to use our products for various reasons, including a perception that the treatment is untested or difficult to use or a perception that our software is not secure;
●	our products may have side effects and our products cannot be worn in all circumstances; and
●	each patient will use more than one device and therefore, as the duration of the treatment course increases, the overall price will increase correspondingly and, when used in combination with other treatments, the overall cost of treatment will be greater than using a single type of treatment.

In particular, our products may not achieve market acceptance for current or future indications because of the following additional factors:

●	achieving patient acceptance could be difficult because not all patients are willing to comply with requirements of treatment with our products, and other patients may forego our products for financial, privacy, cosmetic, visibility or mobility reasons;

●	achieving patient compliance may be difficult because the recommended use of our products is 120 hours per week for four (4) consecutive weeks, which to some extent restricts physical mobility because our products cannot be worn in all circumstances, and the patient or a caregiver must ensure that it remains continuously operable and this may also impact the pool of patients to whom physicians may be willing to prescribe our products;
●	there may be certain perceived limitations to our study designs or data obtained from our clinical studies;
●	efficacy may also be limited in instances where patients take a break from the device when experiencing skin rashes, or while bathing or swimming (because our products should not be immersed in water); and
●	patients may decline therapy or prescribers may be unwilling to prescribe our products due to certain adverse events attributable to the device reported in clinical studies by patients treated with our products.

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

Third-party payers, healthcare systems, government agencies or other groups often issue reimbursement codes to facilitate billing for products and physician services used in the delivery of healthcare. Our IB-Stim technology-specific CAT III CPT Code (0720T) was published on December 30, 2021 and effective on July 1, 2022. In September of 2024, the AMA’s CPT Editorial Panel accepted the addition of Category I CPT Code (64567) for PENFS and deletion of Category III CPT Code 0720T. The finalized Category I CPT Code for PENFS, and associated valuations, were announced publicly in Q4 of 2025. The new code became effective for utilization on January 1, 2026. RED CAT I CPT codes changed on January 1, 2026. We may not be able to maintain the CPT code for physician services related to our products.  Our future revenues and results may be affected by the absence of CPT codes, as physicians may be less likely to prescribe the therapy when there is no certainty that adequate reimbursement will be available for the time, effort, skill, practice expense and malpractice costs required to provide the therapy to patients.

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

We currently do not own a manufacturing facility and rely on contract manufacturers for the production of our products. Any significant disruption to the contract manufacturer’s operations or facilities could have a material adverse effect on our business, financial condition and results of operations.

We rely on two manufacturers for the production of our products. We do not have control over the operations of the facilities of the third-party manufacturers that we use. A significant disruption to our manufacturers could have a material adverse effect on our business, financial condition and results of operations. Our reliance on our manufacturers poses a number of risks, including lack of control over the manufacturing process and ultimately over the quality and timing of delivery of our product. A change in our relationship with our manufacturers could result in a material adverse effect on our business, financial condition and results of operations. A decision to change manufacturers would result in longer times for design and production as we secure any necessary licenses or clearances, develop quality control measures, and implement manufacturing processes.

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

Our data on the available market for our current products and future products is based on a number of internal and third-party research reports, estimates and assumptions. While we believe that such research, our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct. In addition, the statements in this document relating to, among other things, the expected growth in the market for IB-Stim are based on a number of internal and third-party data, estimates and assumptions, and may prove to be inaccurate. If the actual number of consumers who would benefit from our products, the price at which we can sell future products or the available market for our products is smaller than we estimate, it could have a material adverse effect on our business, financial condition and results of operations.

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

We are heavily dependent on customers who use IB-Stim to provide good reviews and word-of-mouth recommendations to contribute to our growth. Customers who are dissatisfied with their experiences with our products or services may post negative reviews. We may also be the subject of blog, forum or other media postings that include inaccurate statements and/or create negative publicity. In addition, any negative news regarding similar products may adversely impact our business. Any negative reviews or publicity, whether real or perceived, disseminated by word-of-mouth, by the general media, by electronic or social networking means or by other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products.

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

We had material weaknesses in our internal control over financing reporting during the years ended December 31, 2025 and 2024, that are unremediated as of December 31, 2025. If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

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

Management has developed, documented and implemented controls over each of the Company’s material weaknesses and successfully tested the design and operating effectiveness of three deficiencies during the year ended December 31, 2025. However, the material weaknesses were not considered remediated as of December 31, 2025, because the new controls were not operational for a sustained period of a full financial reporting cycle. These remediation efforts are subject to ongoing management evaluation and will continue into fiscal year 2026.

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

A security breach, whether of our products, systems or third-party hosting services we utilize, could disrupt treatments being provided by our products, disrupt access to our customers’ stored information, such as patient treatment data and health information, and could lead to the loss of, damage to or public disclosure of such data and information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for our products, an unwillingness of customers to use our products, harm to our reputation and brand and time-consuming and expensive litigation, any of which could have a material adverse effect on our financial results. We currently carry cyber and privacy liability insurance with an aggregate limit of $5,000,000, but the amount of insurance coverage that we purchased and may purchase in the future may be inadequate. In the future, our insurance coverage may be expensive or not be available on acceptable terms or in sufficient amounts, if at all.

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

Even as we received regulatory clearance to market IB-Stim, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to IB-Stim will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities or discover any previously unknown problems with any approved product, manufacturer, or manufacturing process, we could be subject to administrative or judicially imposed sanctions, including:

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

If securities industry analysts publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. If one or more of security analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

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

Our key cybersecurity processes include the following:

●	Risk-based controls for information systems and information on NeurAxis’ networks: We seek to maintain an information technology infrastructure that implements physical, administrative and technical controls that are calibrated based on risk and designed to protect the confidentiality, integrity and availability of our information systems and information stored on NeurAxis’ networks, including customer information, personal information, PHI/PII, intellectual property and proprietary information. NeurAxis added physical safeguards in the form of biometric entry systems to access server rooms and 24/7 surveillance at both NeurAxis locations.
●	Cybersecurity incident policies: We have cybersecurity incident policies, an incident response plan and a dedicated team to respond to cybersecurity incidents, including experienced counsel. When a cybersecurity incident occurs or we identify a vulnerability, the dedicated team is responsible for leading the initial assessment of priority and severity, including external experts that may also be engaged as appropriate. NeurAxis’ response to incidents depends on the severity level and seeks to improve its cybersecurity incident response plan. NeurAxis, through experienced cybersecurity and HIPAA/HITECH counsel, has developed a security manual and a privacy policy. These policies and manuals are reviewed and updated annually.

●	Training: We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities at NeurAxis. We also provide additional role-based training to some employees based on customer requirements, regulatory obligations, and industry risks.
●	Supplier risk assessments: We have participated in several third-party risk assessment processes that include expectations regarding information and cybersecurity. NeurAxis also seeks contractual commitments from key suppliers to appropriately secure and maintain their information technology systems and protect NeurAxis information that is processed or stored on their systems, when applicable. This may or may not include business associate agreements, downstream vendor agreements and vendor auditing in some cases.
●	Third-party assessments of NeurAxis: We have third-party cybersecurity companies engaged to assess NeurAxis’ cybersecurity readiness and to assist in identifying and remediating risks from cybersecurity threats. NeurAxis has a “real time” cybersecurity partner that monitors our servers 24/7/365 for any attempted intrusions and directs the execution of the Company’s disaster recovery plan.

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

As of the fiscal year ended December 31, 2025, the Company had not experienced any material cybersecurity incidents that have had a significant impact on our operations, data integrity, results of operations, or financial performance.

CYBERSECURITY GOVERNANCE. NeurAxis’ Board of Directors is responsible for oversight of cybersecurity risk. The Board receives reporting about NeurAxis’ practices, programs, notable threats or incidents and other developments related to cybersecurity throughout the year, including through periodic updates from NeurAxis’ Chief Regulatory Officer/Privacy Officer and VP of IT/Security Officer.

NeurAxis’ Security Officer reports to NeurAxis’ Chief Regulatory Officer and together, they lead the Company’s overall cybersecurity function. The Security Officer has over 15 years of experience in managing and leading IT or cybersecurity teams and participates in various cyber security trainings frequently. The Security Officer collaborates with NeurAxis personnel and our outside vendors to identify and analyze cybersecurity risks to NeurAxis, considers industry trends, implement controls, as appropriate and feasible, to mitigate these risks and enables business leaders to make risk-based business decisions that impact cybersecurity considerations. The Security Officer meets with senior leadership to review and discuss NeurAxis’ cybersecurity program, including emerging cyber risks, threats, and industry trends. The Security Officer also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including by collaborating with external security personnel and business stakeholders, and incorporating threat intelligence and other information obtained from governmental, public, or private sources to strengthen our cybersecurity technologies and processes.

Management continues to enhance the Company’s cybersecurity governance through ongoing improvements to its internal control compliance program. As part of these efforts, the Company has adopted the Control Objectives for Information and Related Technologies (COBIT) 2019 framework to support the design and governance of its Information Technology General Controls (ITGCs).

During the reporting period, management advanced the identification and implementation of ITGCs within the Company’s risk control matrix as part of the implementation of internal control over financial reporting (“ICFR”). While the ITGC controls have been identified and incorporated into the risk control matrix, management expects to conduct the formal assessment and testing of these controls during fiscal year 2026 in alignment with the continued rollout and enhancement of internal controls over financial reporting.

In addition, the Company established a dedicated internal control department during fiscal year 2025. This function reports directly to the Audit Committee of the Board of Directors regarding the status and progress of the Company’s internal control over financial reporting program, including matters related to ITGCs, to strengthen governance and oversight.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Carmel, Indiana, where we lease office space for employees. The term of this lease commenced on January 1, 2024 and is scheduled to end on May 31, 2029. Over the term of the lease, the monthly base rent is $6,721 with an annual 2.5% escalator. We received a 50% reduction in our monthly rent for the first 10 months of the lease.

We also lease office space in Batesville, Indiana, pursuant to an agreement that commenced August 1, 2025 for an inital term of three years with automatic one year renewal options subject to an annual 4% rent escalation, unless 60 day notice of vacating is given. The Company prepaid $25,200 of rent on June 13, 2025 which will be amortized over the initial lease term and thereby reduced the monthly base rent to $1,300.

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

On September 28, 2022, the Company filed a motion to dismiss all claims. On May 25, 2023, the Court issued an Order and a Memorandum Opinion which dismissed the plaintiffs’ claims related to the RICO Act. The remaining claims are still pending, and no trial date has been set for the case. The Court has vacated its Scheduling Order at the parties’ request so that the parties could try to resolve the disputes in both cases through an independent third-party mediator

On April 25, 2025, the parties reached a tentative $750,000 settlement payable in 12 equal monthly installments beginning in January of 2026 as filed with the United States District Court for the District of Maryland with the settlement agreement duly executed on May 15, 2025.

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

As of March 12, 2026, there were approximately 1,585 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares of common stock.

The last reported sales price for our Common Stock as reported on the NYSE American on March 12, 2026 was $6.48.

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

Recent Sales  of Unregistered Securities

On October 29, 2025, 3,334 restricted stock units (“RSUs”) vested into an equivalent number of shares of common stock.

On January 22, 2026, the Company granted 437,431 RSUs pursuant to the Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan as amended on August 15, 2024. The RSUs vest annually pro rata over a three-year period and are payable in shares of the Company’s common stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of the report date.

Also on January 22, 2026, the Company issued 86,392 shares of common stock to its independent board members for their 2025 and 2026 service.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a growth stage company focused on developing neuromodulation therapies to address chronic and debilitating conditions in children. Our mission is to advance drug-free neuromodulation therapies that improve patient outcomes and reduce medication burden in complex disorders, while expanding access to effective care for populations with significant unmet needs. Our IB-Stim device is a PENFS system with FDA indications for patients 8 years and older with functional abdominal pain associated with IBS, functional dyspepsia (FD), and associated FD nausea symptoms. Our RED device is an easy-to-use, office-based, point-of-care test that identifies patients with chronic constipation due to pelvic floor dyssnergia and has FDA for adults. Other indications in our pipeline are comprised of post-concussion syndrome, cyclic vomiting syndrome, post-operative pain and fibromyalgia pain.

Since our inception, we have incurred significant operating losses. Our net loss was $7,800,555 and $8,241,501 for the years ended December 31, 2025 and 2024, respectively. Although we had stockholders’ equity of $3,399,372, our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim and RED devices and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we will be able to generate sufficient revenue to fund our operations, including FDA clearance of IB-Stim to treat future indications.

Factors Affecting our Business and Results of Operations

Revenue

Our revenue is derived from the sale of IB-Stim to healthcare companies, primarily hospitals and clinics. Sales generally are not seasonal and only mildly correlated with economic cycles. IB-Stim sells for $1,195 per device, and each patient being treated for functional abdominal pain associated with IBS, functional dyspepsia (FD), and/or associated FD nausea symptoms will use four devices.

Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We enter into sales agreements with customers for IB-Stim based on purchase orders and standard terms, which vary slightly based on the customer’s form, and conditions of sale. Standard payment terms generally are net 30 days. Our largest sales were to two customers representing approximately 28% and 35% of total sales for the years ended December 31, 2025 and 2024, respectively.

Inflation did not have a material impact on our operations for any applicable period, and we do not expect inflation to have a material impact on our operations for the foreseeable future.

Gross profit and Gross Margin

Our management uses gross profit and gross margin to evaluate the efficiency of operations and as a key component to determining the effectiveness and allocation of resources. We calculate gross profit as net sales less cost of goods sold, and gross margin as gross profit divided by net sales. Our gross margin has been and will continue to be affected by a variety of factors, primarily the average selling price of IB-Stim, production volume, order flows, change in mix of customers, third-party manufacturing costs related to components of our devices and cost-reduction strategies. We expect our gross profit to increase in the foreseeable future as our net sales grows, both through broader insurer acceptance of IB-Stim in the near term and approval of our technology for the treatment of other indications over the longer term. Our gross margin may fluctuate from quarter to quarter due to changes in average selling prices and the mix of patient healthcare coverage (e.g., discounts are provided to lower income patients without healthcare insurance), particularly as we introduce enhancements to IB-Stim and new products to address other indications, and as we adopt new manufacturing processes and technologies.

Expenses

We have four categories of expenses: cost of goods sold, selling, research and development (“R&D”), and general and administrative (“G&A”).

Costs of goods sold consist of costs paid for the IB-Stim and RED devices to our contract manufacturers along with shipping and handling costs and expired inventory charges. Expired inventory expense is related to the FDA clearance period from the date our devices are manufactured, and if the device is not sold in such period, a reserve is recorded. Expired inventory charges totaled $19,973 and $0 for the years ended December 31, 2025 and 2024. We have fixed-price contracts with the manufacturers of our devices.

Our selling expenses primarily consist of advertising, marketing and promotion of the Company’s products including salaries, commissions and other related personnel costs including travel expenses. The Company reclassified $1,144,176 of general and administrative expenses to selling expenses in the Consolidated Statements of Operations for the year ended December 31, 2024, to conform to current year presentation.

Research and development expenses consist primarily of clinical research studies, new product development, costs of materials and supplies used in research and development activities and salaries and other related personnel costs for employees engaged in research and development activities to have our IB-Stim and RED devices cleared by the FDA for other indications. The Company reclassified $227,507 of general and administrative expenses to research and development expenses in the Consolidated Statements of Operations for the year ended December 31, 2024, to conform to current year presentation. We expect future R&D expenses for other indications, such as post-concussion syndrome, cyclic vomiting syndrome, post-operative pain and fibromyalgia pain.

General and administrative expense primarily consists of wages and benefits, professional fees including legal and audit, insurance, investor relations, facility costs, utilities and travel.

Results of Operations

Comparison of Year Ended December 31, 2025, and Year Ended December 31, 2024

The following table presents our statements of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Net sales	$3,569,282	$2,685,925
Cost of goods sold	562,916	362,002
Gross profit	3,006,366	2,323,923
Selling expenses	2,279,974	1,468,884
Research and development	493,611	443,614
General and administrative	8,062,689	7,578,242
Operating loss	(7,829,908)	(7,156,817)
Other income (expense), net:
Financing charges	(30,240)	(230,824)
Interest expense	(73,969)	(174,328)
Change in fair value of warrant liability	(7,634)	(941)
Amortization of debt discount and issuance costs	--	(126,387)
Other income (expense), net	141,196	(552,204)
Total other income (expense), net	29,353	(1,084,684)
Net loss	$(7,800,555)	$(8,241,501)

Net Sales

Net sales increased $883,357, or 32.9%, from $2,685,925 for the year ended December 31, 2024, to $3,569,282 for the year ended December 31, 2025, primarily due to volume growth from (i) both patients with health insurance coverage and those participating our financial assistance programs that provide discounts to patients without health insurance coverage and (ii) device sales from the Company’s launch of the RED product in 2025. Although unit growth from the discounted financial assistance programs outpaced the full health insurance reimbursement programs, the Company’s overall growth was function of new customers (both hospitals and private physical practices), new insurance carrier coverage in certain locations across the United States and higher prior authorization approval rates of the Company’s Category III CPT Code.

Gross Profit and Gross Margin

Gross profit increased $682,443, or 29.4%, from $2,323,923 for the year ended December 31, 2024, to $3,006,366 for the year ended December 31, 2025, due to higher sales volume. Despite the increase in sales volume, the decrease in gross margin from 86.5% for the year ended December 31, 2024, to 84.2% for the year ended December 31, 2025, was due to higher discounting in the Company’s financial assistance programs provide to patients without insurance coverage, a higher unit growth rate of the discounted financial assistance programs compared to the full reimbursement health insurance programs and expired RED inventory.

Selling Expenses

Selling expenses increased $811,090, or 55.2%, from $1,468,884 for the year ended December 31, 2024, to $2,279,974 for the year ended December 31, 2025, due to higher commissions from higher sales volume, a higher temporary commission structure to facilitate growth and adoption in new states, incremental sales and marketing headcount and increased advertising and marketing costs focused on health insurance carriers due to the January 1, 2026 effective date of IB’Stim’s new Category I CPT Code

Research and Development

Research and development expenses increased $59,997, or 13.8%, from $433,614 for the year ended December 31, 2024, to $493,611 for the year ended December 31, 2025, due to costs to higher year-over-year spending on a medical research project, improved IB-Stim design features and costs to develop the RED device.

General and Administrative

General and administrative expenses increased $484,447, or 6.4%, from $7,578,242 for the year ended December 31, 2024, to $8,062,689 for the year ended December 31, 2025, primarily due to a $630,568 one-time, non-recurring charge to settle a lawsuit, headcount and related costs incurred to improve and enhance the Company’s internal control environment and the introduction of annual short-term and long-term incentive plans in 2024 that were not outstanding for the full fiscal year, partially offset by the absence of certain one-time non-recurring severance, hiring, consulting and advisory costs incurred in 2024 and lower legal, accounting and insurance costs as new hires in 2024 have internally absorbed certain services.

Operating Loss

Our operating loss increased $673,091, or 9.4%, from $7,156,817 for the year ended December 31, 2024, to $7,829,908 for the year ended December 31, 2025, primarily due to higher selling and general and administrative expenses partially offset by higher gross profit from sales volume.

Other Income (Expense)

Other income increased $1,114,037, or 102.7%, from $1,084,684 of expense for the year ended December 31, 2024, to $29,353 of income for the year ended December 31, 2025, due to the absence of one-time, non-recurring 2024 settlements relating to a 2023 convertible note dispute and certain pre-IPO Series A Preferred Stock shareholder claims and the conversion of convertible notes into Series B Preferred Stock in 2024 which eliminated any related debt discount and interest charges.

Net Loss

Our net loss decreased $440,946, or 5.4%, from $8,241,501 for the year ended December 31, 2024, to $7,800,555 for the year ended December 31, 2025, primarily due to higher sales volume and the absence of one-time, non-recurring 2024 settlements relating to a 2023 convertible note dispute and certain pre-IPO Series A Preferred Stock shareholder claims, partially offset by higher selling expenses and the one-time non-recurring settlement of a lawsuit in 2025.

Liquidity and Capital Resources

We had cash on hand of $4,965,072 and $3,696,870 as of December 31, 2025 and 2024, respectively. We maintained a working capital surplus of $2,941,091 and $1,832,858 as of December 31, 2025 and 2024, respectively. The increase in working capital was primarily due to the sale and issuance of 3,108,170 shares of common stock pursuant to the shelf registration statement and warrant exercises for gross proceeds of $8,826,615 offset by cash used in operations of $6,432,843 for the year ended December 31, 2025 which improved the Company’s liquidity position.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, the exercises of warrants and the sale of capital stock. As of December 31, 2025, we had stockholders’ equity of $3,399,372, short-term outstanding borrowings of $148,293 and long-term debt of $9,999.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing, and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. The primary activity that will drive all customers and revenues is the adoption of insurance coverage by commercial insurance carriers nationally, so this is a top priority of the Company. These activities, including our planned research and development efforts, will require significant uses of working capital through the rest of 2026 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs before the end of 2026.

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

The following table summarizes our cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(6,432,843)	$(6,098,264)
Net cash used in investing activities	(131,150)	(27,776)
Net cash provided by financing activities	7,832,195	9,744,350
Net increase in cash and cash equivalents	1,268,202	3,618,310
Cash and cash equivalents at beginning of period	3,696,870	78,560
Cash and cash equivalents at end of period	$4,965,072	$3,696,870

Operating Activities – Net cash used in operating activities increased $334,579, or 5.5% from $6,098,264 for the year ended December 31, 2024, to $6,432,843 for the year ended December 31, 2025, primarily due to the payment of the 2024 short-term incentive program in 2025 (no program existed previously) and higher inventory purchases as the Company prepared for the January 1, 2026 effective date of the Category I CPT code for the IB-Stim device, partially offset by better receivable collections.

Investing Activities – Net cash used in investing activities increased $103,374, or 372.2%, from $27,776 for the year ended December 31, 2024, to $131,150 for the year ended December 31, 2025, primarily due to the $100,000 installment payment to Masimo pursuant to the July 1, 2025 NSS-2 Bridge license termination agreement that allowed the Company to recapture the rights to a trademark and two patent applications.

Financing Activities – Net cash provided by financing activities decreased $1,912,155, or 19.6%, from $9,744,350 for the year ended December 31, 2024, to $7,832,195 for the year ended December 31, 2025, primarily due to (i) gross financing proceeds of $10,214,846 for the year ended December 31, 2024 from the issuance of Series B preferred stock and convertible notes in addition to the exercise of warrants compared to gross financing proceeds of $8,826,615 for the year ended December 31, 2025 through the issuance of common stock and the exercise of warrants and (ii) higher financing fees, offering costs and legal fees paid in 2025 versus 2024.

Critical Accounting Estimates

Management considers its allowance for credit losses, reserve for sales returns and reserve for excess and expired inventory to be the most critical accounting estimates and assumptions in understanding our financial statements because they involve significant judgments and uncertainties. Actual results could differ from management’s estimates. See Note 2 for further information on our most significant accounting policies.

Allowance for Credit Losses

The Company sells its IB-Stim and RED devices primarily to hospitals and private physician practices with payment generally due within 30 days. The Company does not offer discounts if the customer pays some or all of an invoiced amount prior to the due date. We maintain an allowance for credit losses to reflect our estimate of expected losses on accounts receivable from the sale of our medical devices. The estimate of expected credit losses is a considered a critical accounting estimate because it requires significant judgment and the use of assumptions about future customer payment behavior and economic conditions.

In estimating the allowance for credit losses, management regularly reviews its past due account receivable balances and evaluates many factors including, but not limited to, creditworthiness, past transaction and payment history, historical loss experience, current economic industry trends and payment terms. The Company performs that review by utilizing an aging schedule to assess the collectability of accounts. Actual credit losses may differ from estimated amounts. Differences between estimated and actual credit losses are recognized in earnings in the period in which such changes are identified. A change in the past due account balance by 10 percentage points as of December 31, 2025, would increase or decrease the allowance for credit losses by $558.

Allowance for Sales Returns

We recognize revenue net of estimated product returns upon customer receipt under FOB destination terms. Customers may return devices if the goods are found to be defective, nonconforming or otherwise do not meet the technical specifications. Historically, the Company has also allowed returns at the request of physicians, on a case-by-case basis, as long as the devices are returned in their original, unopened packaging. As a result, we record an allowance for sales returns which is considered a critical accounting estimate because it requires significant judgment and is sensitive to changes in assumptions.

In establishing the allowance for sales returns, management evaluates historical return rates by product and adjusts those rates to reflect current trends and conditions. Estimates are reassessed each reporting period based on actual return activity and updated information. Actual product returns may differ from estimated amounts. Differences between estimated and actual returns are recognized as adjustments to revenue in the period in which they become known. A change in the return rate of one percentage point as of December 31, 2025, would have increased or decreased the allowance by $5,593.

Allowance for Excess and Expired Inventory

Inventories are valued at the lower of cost or net realizable value. An allowance for excess and expired inventory is recorded to reflect inventory quantities that are not expected to be sold or that are expected to be sold below cost. The determination of this allowance is considered a critical accounting estimate because it requires significant judgment regarding future product demand and the timing of orders.

In estimating the allowance for excess and expired inventory, management considered a number of factors including, but not limited to, historical sales trends, product shelf life and expiration dates, regulatory and clinical requirements, backlog and anticipated demand and future orders. Actual inventory usage and obsolescence may differ from management’s estimates. Differences between estimated and actual inventory usage are recognized as adjustments to earnings in the period in which they become known. A change in the forecasted demand of 20 percentage points as of December 31, 2025, would have increased or decreased the allowance by $758.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules from page F-1 of this annual report on Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were, is design and operation, not effective.

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

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Material Weaknesses

A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in our internal control over financial reporting were identified:

●	Ineffective approval processes governing (i) timely Board of Directors authorization and (ii) segregation of duties and roles and responsibilities configurations within the Company’s financial reporting system; and
●	Inadequate contract management process to capture all executed agreements prior to the commencement of services in order to ensure accuracy within the proper accounting period.
●	Misapplication of U.S. GAAP; and
●	Ineffective disclosure controls and procedures a result of (i) lack of segregation of duties, (ii) lack of internal control structure review and (iii) misapplication of U.S. GAAP.

In order to remediate the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, undertook measures to enhance the Company’s internal control environment, including the (i) hiring of a principal financial officer and other accounting personnel to ensure the appropriate application of U.S. GAAP including the annual completion of a minimum number of continuing professional education hours, (ii) hiring of a dedicated internal control manager that reports directly to the Audit Committee and whose sole responsibility is to develop, document, implement and maintain our internal control framework and program including walk throughs, narratives, flow charts, risk control matrices and independent testing of our financial and IT controls, (iii) documentation and communication of business policies such as a delegation of authority over contracts and transactions as well as invoice and journal entry approvals, (iv) completion of a formal monthly close process including account reconciliations with supporting documentation and (v) engagement of a third-party firm that implemented controls to segregate duties and approvals with the proper assignment of roles and responsibilities within the Company’s financial system.

ITEM 9B. OTHER INFORMATION

Our directors and officers may enter into trading plans or other arrangements with financial institutions to purchase or sell shares of our common stock, which plans or arrangements are intended to comply with the affirmative defense provisions of Rule 10b5-1 of the Exchange Act or which may represent a non-Rule 10b5-1 trading arrangement, as defined under Item 408(a) of Regulation S-K.

During the three months ended December 31, 2025, none of our directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of March 13, 2025:

Name	Age	Position
Brian Carrico	44	President, Chief Executive Officer and Director
Timothy Henrichs (1)	53	Chief Financial Officer
Dr. Adrian Miranda	57	Chief Medical Officer, Senior Vice President of Science and Technology
Dr. Thomas Carrico	69	Chief Regulatory Officer, Compliance Officer and Privacy Officer
Dr. Christopher Robin Brown	72	Director
Bradley Mitch Watkins	51	Director and Chairman of the Board
Beth Keyser	57	Director
Kristin Ferge	52	Director
Gilad Aharon	52	Director

(1)	On January 30, 2024, our former Chief Financial Officer John Seale resigned from his position, effective as of the close of business on January 30th. On the same day, Timothy R. Henrichs resigned as a member of the board of directors, effective February 2, 2024. On January 26, 2024, the board of directors appointed Mr. Henrichs to serve as the CFO, effective on February 5, 2024.

Brian Carrico, President, Chief Executive Officer and Director

Brian Carrico has served as President, Chief Executive Officer, and a Director of the Company since January 1, 2018. He joined the Company in 2012 and has held multiple senior leadership roles of increasing responsibility, including Vice President of Sales and President.

As an early employee and long-tenured executive, Mr. Carrico has played a central role in guiding the Company from an early-stage concept through research and development, FDA clearance, and full commercial scale. Under his leadership, the Company has advanced its proprietary technology from initial clinical validation to broad adoption, securing multiple pediatric and adult indications, achieving wide-scale insurance policy coverage across commercial and government payers, and obtaining a Category I CPT code for the Company’s first-to-market flagship technology.

Mr. Carrico has been instrumental in setting the Company’s long-term strategic vision, building and leading the commercial organization, raising growth capital, expanding clinical and payer evidence, and establishing durable reimbursement pathways to support sustainable revenue growth. His leadership has focused on disciplined execution, stakeholder alignment across clinicians, payers, and investors, and the development of a scalable platform to support future indications and product expansion.

Prior to joining the Company, Mr. Carrico held sales and clinical-facing roles at Bard Medical and St. Jude Medical, where he gained extensive experience in operating room and cath lab environments. He holds a Bachelor of Science in Business Marketing from Indiana State University.

Timothy Henrichs, Chief Financial Officer

Timothy Henrichs has served as the Company’s Chief Financial Officer since February 5, 2024 and was a director of the Company from August 9, 2023 to February 2, 2024. Mr. Henrichs’ global leadership experience spans over 20 years and across several industries, including healthcare, home improvement, retail, software and education. Previously, Mr. Henrichs served as the Chief Financial Officer of Renovo Home Partners since 2022. He also served as the Executive Vice President and Chief Financial Officer of Follett Corporation from 2008 to 2022 and Global Controller of General Electric Company’s Healthcare Clinical Systems division responsible for the manufacture and distribution of medical devices to the ultrasound, patient monitoring and anesthesiology markets from 2005 to 2008 in addition to leadership positions at Federal Signal Corporation and Ernst & Young LLP. Mr. Henrichs earned his bachelor’s degree in accounting from the University of Notre Dame and is a Certified Public Accountant.

Dr. Adrian Miranda, Chief Medical Officer, Senior Vice President of Science and Technology

Dr. Adrian Miranda has served as the Company’s Chief Medical Officer since 2018 and provides clinical, scientific, and strategic leadership. He brings more than 20 years of clinical, academic, and research experience to the role. Dr. Miranda is a board-certified pediatric gastroenterologist and Professor of Pediatrics at the Medical College of Wisconsin.

Dr. Miranda received his undergraduate degree in Biology from San Diego State University and his medical degree from the Medical College of Wisconsin. He completed his pediatric residency and subspecialty fellowship training in pediatric gastroenterology at Children’s Hospital of Wisconsin.

As a physician-scientist, Dr. Miranda has spent over two decades investigating the pathophysiology of visceral and somatic pain, with a particular focus on disorders of gut-brain interaction. His research has emphasized the role of adverse early life events, neuroplasticity, and central nervous system modulation in the development and treatment of chronic pain conditions. He has authored and co-authored numerous peer-reviewed publications and book chapters and is a frequent lecturer at national and international medical and scientific conferences.

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

Beth Keyser, Director

Beth Keyser is a 30-year healthcare industry veteran with a passion for leading organizations that are on a mission to make people healthier. Ms. Keyser was named president of the Anthem Blue Cross and Blue Shield West Region for the Commercial Health Benefits division in 2025, which includes Colorado, Indiana, Kentucky, Missouri, Nevada, Ohio and Wisconsin and is also responsible for Sales Enablement and Centralized Sales Support within the Commercial Health Benefits division.

Previously, Ms. Keyser served as president of Anthem Blue Cross and Blue Shield of Indiana from 2020 to 2025. The Anthem health plan in Indiana is the largest in the state with nearly 5,000 Indiana-based associates, serving more than four million members. Before joining Anthem, Ms. Keyser focused on improving doctor-patient relationships as the president of Create® health plans in New York City. Prior to her time at Create®, Beth held several leadership roles at Healthways where she was accountable for domestic and international revenue growth, customer experience, call center operations and establishing partnerships with health plans, employers, physician organizations and hospitals. Early in her career she helped stand up Gordian Health Solutions, a Nashville start-up, that was eventually sold to Blue Cross Blue Shield of Tennessee.

Beth currently serves on the Board of Directors of Women in Health Care Leadership at University of Alabama at Birmingham, which provides mentoring and training programs to develop tomorrow’s leaders. She also serves on the board of directors of the Indiana Sports Corp, Neuraxis and the WellPoint Holding Corporation. Beth is also a proud member of the Red Cross Tiffany Circle. Ms. Keyser is a graduate of the University of Southern Mississippi and earned a master’s degree from the University of Alabama at Birmingham.

Kristin Ferge, Director

Kristin Ferge has been President and Chief Financial Officer of Capri Communities and Bridges Home Healthcare, a Wisconsin-based privately held senior living corporation, since 2016. Prior to joining Capri, Ms. Ferge was an executive for 18 years with Brookdale Senior Living Inc. or one of its predecessors. Ms. Ferge ended her tenure at Brookdale, a publicly traded senior living company, as Executive Vice President, Treasurer, and Chief Accounting Officer. Prior to Brookdale, Ms. Ferge was an auditor with KPMG. Ms. Ferge currently services as a Director of Citizens Bank and is a certified public accountant.

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

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with it that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, the board of directors has determined that four are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing standards of NYSE American. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances our board of directors deemed relevant in determining their independence.

Board Committees

As of December 31, 2025, the following three standing committees have been established: Audit Committee; Compensation Committee; and Nominating and Corporate Governance Committee. Each of our independent directors, Bradley Mitch Watkins, Beth Keyser, Kristin Ferge and Dr. Gil Aharon, serve on certain committees. Our board has adopted written charters for each of these committees. Copies of the charters are available on our website. Our board may establish other committees as it deems necessary or appropriate from time to time.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation earned by our Chief Executive Officer and three other persons who served as executive officers as, at, or during the years ended December 31, 2025 and 2024, and who earned compensation exceeding $100,000 during 2025 and 2024 (the “Named Executive Officers”), for services as executive officers for the last two years.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Benefits ($) (4)	Total ($)
Brian Carrico	2025	345,102	180,960	388,841	21,536	936,439
Chief Executive Officer	2024	352,973	206,730	—	18,673	578,376

Timothy Henrichs	2025	327,336	140,551	327,922	21,536	817,345
Chief Financial Officer	2024	274,077	112,239	227,000	15,561	628,877

Dr. Thomas Carrico	2025	300,000	77,533	166,308	23,042	566,883
Chief Regulatory Officer	2024	288,307	63,772	—	16,835	368,914

Dr. Adrian Miranda	2025	300,000	77,533	171,900	21,536	570,969
Chief Medical Officer	2024	300,000	63,772	—	18,673	382,445

(1)	Represents W-2 Box 1 bi-weekly payments to our executive officers pursuant to their respective employment agreements. Mr. Henrichs began employment on February 5, 2024.

(2)	Represents bonus earned by our executive officers from the annual incentive plan upon achievement of certain targets. Mr. Carrico’s 2024 bonus includes $62,222 related to the successful issuance of the 2024 Convertible Notes. Bonuses are paid in the following fiscal year.

(3)	Represents grant date fair value of restricted stock awards. Mr. Henrichs was granted 100,000 common stock awards in 2024 as a hiring grant. All restricted stock awards in 2025 and 2024 are subject to a three-year cliff vesting schedule.

(4)	Represents medical, dental, vision and supplemental insurance benefits.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2025.

	Option Awards				Restricted Stock Units
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Units of Stock That Have Not Vested (#) (2)	Market Value of Units of Stock That Have Not Vested ($)	Vesting Date
	320,000	-	$6.94	9/13/2029
Brian Carrico					100,640	$456,906	9/30/2027
					70,019	$317,886	1/3/2028
	-	-	na	na
Timothy Henrichs					174,037	$790,128	9/30/2027
					67,980	$308,629	1/3/2028
	306,236	-	$6.94	9/13/2029
Dr. Thomas Carrico					37,435	$169,955	9/30/2027
					35,000	$158,900	1/3/2028
	337,204	-	$6.94	9/13/2029
Dr. Adrian Miranda					40,000	$181,600	9/30/2027
					35,000	$158,900	1/3/2028

(1)	All option awards were granted under the Innovative Health Solutions, Inc. 2017 Stock Compensation Plan, as Amended, and vested fully upon grant.

(2)	All restricted stock awards were granted under the Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan, as Amended, and are subject to a three-year cliff vest.

Innovative Health Solutions, Inc. 2017 Stock Compensation Plan, As Amended

On October 12, 2017, the Company adopted the Innovative Health Solutions, Inc. 2017 Stock Compensation Plan, as amended on September 13, 2019, September 9, 2021, and November 1, 2022 (collectively, the “2017 Plan”). The purpose of the 2017 Plan is to grant incentive stock options, nonqualified stock options, or restricted stock awards to our officers, employees, directors, advisors, and consultants. The maximum numbers of shares of common stock that may be issued pursuant to awards granted were 1,319,394. Cancelled and forfeited stock options and stock awards may again become available for grant under the 2017 Plan. As of December 31, 2025 and 2024, options to purchase all 1,319,394 shares of common stock have been granted under the 2017 Plan and remain outstanding, and no shares remain available for issuance under the 2017 Plan. The following summary briefly describes the principal features of the 2017 Plan and is qualified in its entirety by reference to the full text of the 2017 Plan, which is filed as an exhibit to the registration statement of which this prospectus forms a part.

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

Non-Employee Director Compensation

The following table presents the compensation awarded to or earned by or paid to all individuals who served as non-employee directors during the years ended December 31, 2025 and 2024. We do not provide additional compensation to directors who are our employees for also serving as a director.

Name	Year	Fees Earned ($)	Stock Awards Earned ($)	Total ($)
Bradley M. Watkins	2025	60,537	50,000	110,537
	2024	60,000	50,000	110,000

Beth Keyser	2025	60,000	50,000	110,000
	2024	60,000	50,000	110,000

Kristin Ferge (1)	2025	65,004	50,000	115,004
	2024	49,151	40,959	90,110

Gilad Aharon (2)	2025	60,883	50,000	110,883
	2024	—	—	—

Timothy Henrichs (3)	2025	—	—	—
	2024	5,260	4,384	9,644

(1) Kristin Ferge was appointed to the board of directors on March 7, 2024.

(2) Gilad Aharon was appointed to the board of directors on January 1, 2025.

(3) On January 30, 2024, Timothy R. Henrichs resigned as a member of the board of directors, effective February 2, 2024 and became the Company’s Chief Financial Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 12, 2026 based on 11,187,639 shares of common stock outstanding. In addition, holders of Series B Preferred Stock are entitled to an additional 2,378,015 votes (solely for purposes of voting rights, the conversion price is $3.80 per share). Therefore, the total votes of the Company’s currently outstanding securities is 13,565,654 votes, subject to a maximum voting percentage cap of between 4.99% and 19.99% of the votes outstanding set at the discretion of each holder of Series B Preferred Stock.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any common stock that the person has the right to acquire within 60 days of March 12, 2026 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Beneficially Ownership Common Stock
	Shares	Percentage	Percentage of Voting Power
Name of beneficial owner 5% shareholders:
Brian P. Hannasch (1)	1,139,374	10.2%	8.4%
Bigger Capital Fund LP (2)	863,538	7.7%	6.3%
Rosalind Master Fund LP (3) (8)	1,184,208	9.6%	8.0%
Named executive officers and directors:
Brian Carrico (4)	340,118	3.0%	2.5%
Timothy Henrichs	-	*	*
Adrian Miranda (5)	337,204	2.9%	2.4%
Thomas Carrico (6)	311,236	2.7%	2.2%
Christopher Robin Brown	1,044,617	9.3%	7.7%
Bradley Mitch Watkins	46,335	*	*
Beth Keyser	46,335	*	*
Kristin Ferge	35,938	*	*
Gilad Aharon(7)	412,778	3.7%	3.0%
All executive officers and directors as a group (nine (9) persons)	2,574,561	21.6%	17.8%

*	Less than 1%.

(1) Shares of common stock beneficially owned consist of (i) 1,126,522 shares of common stock and (ii) warrants to purchase 12,852 shares of common stock.

(2) The business address for Bigger Capital Fund LP is 11700 West Charleston Boulevard 170-659, Las Vegas, NV 89135. Shares of common stock beneficially owned consist of (i) 797,400 shares of common stock and (ii) warrants to purchase 66,138 shares of common stock.

(3) The business address for Rosalind Master Fund LP is c/o Rosalind Advisors, Inc., 15 Wellesley Street West, Suite 326, Toronto, ON, Canada M4Y 0G7. Shares of beneficially owned common stock consist of 1,890,756 shares of common stock issuable upon conversion of 1,890,756 shares of Series B Preferred Stock, subject to an ownership cap of 9.99%, which equals 1,184,208 shares. 1,890,756 shares of Series B Preferred Stock entitle Rosalind Master Fund LP to 1,184,208 votes, subject to a maximum percentage of 9.99%.

(4) Shares of common stock beneficially owned consist of (i) 20,118 shares of common stock and (ii) 320,000 stock options.

(5) Shares of common stock beneficially owned consist of 337,204 stock options.

(6) Shares of common stock beneficially owned consist of (i) 5,000 shares of common stock and (ii) 306,236 stock options.

(7) Shares of common stock beneficially owned consist of (i) 307,736 shares of common stock and (ii) 105,042 shares of common stock issuable upon conversion of 105,042 shares of Series B Preferred Stock. 105,042 shares of Series B Preferred Stock entitle Gil Aharon to 65,787 votes.

(8) Mr. Aharon has indirect ownership over Rosalind Master Fund LP.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2024, to which we have been a party in which the amount involved exceeded or will exceed the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11. Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

The Company has two demand notes receivable from its two founding shareholders related to the sale of common stock on January 1, 2016. The initial balances of both notes were $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. As of December 31, 2025, the balances of both notes were $506,400. The entire $1,012,800 balance has been fully reserved as of December 31, 2025.

The Company was granted an exclusive, worldwide non-transferable, royalty-free license for the auricular portion of certain patents owned by a limited liability company in which the Company’s President and Chief Executive Officer and Chief Regulatory, Compliance and Privacy Officer both maintain an ownership interest. The license allows for the development, marketing and sales of electro-therapy treatments by stimulation of cranial nerves, cranial nerve branches, auricular nerves, auricular nerve branches, auricular nerve bundles and auricular anatomical structures in human patients. The exclusive license agreement expires on October 18, 2037, may be terminated by either party upon 60 days prior written notice and requires the Company to pay costs associated with the maintenance, prosecution and continuation of patent filings. The Company’s Board of Directors pre-approved the reimbursement of up to $10,000 for the year ended December 31, 2025. License costs incurred were $4,412 and $4,973 for the years ended December 31, 2025 and 2024, respectively. No amounts were owed to the limited liability company as of December 31, 2025 and 2024, respectively.

From time to time, a member of the Company’s Board of Directors purchases NeuroStim devices at cost to conduct research and development activities. The Company’s Board of Directors pre-approved the sale of these NeuroStim devices up to $16,000 for the year ended December 31, 2025. The Company sold NeuroStim devices totaling $9,380 and $3,522 for the years ended December 31, 2025 and 2024, respectively, under this program.

The Company’s former Chief Financial Officer was contracted for certain accounting and tax services on a continuous basis through a through a third-party public accounting firm. He was the firm’s managing partner and majority shareholder. The services totaled $44,365 and $207,103 for the years ended December 31, 2025 and 2024, respectively. The Company owed the third-party accounting firm for open invoices of $2,578 and $4,173 that are included in accounts payable in the Balance Sheets as of December 31, 2025 and 2024, respectively. On June 28, 2024, the Company also issued 20,000 common shares with a fair value $55,600 to the former Chief Financial Officer for services rendered during the IPO process.

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

	2025	2024
Audit Fees (1)	$176,700	$181,195

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

3. Exhibits (including those incorporated by reference).

(b) Exhibits

Exhibit
Number	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Registration Statement on Form S-1, filed on January 10, 2023)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.2 to Registration Statement on Form S-1, filed on January 26, 2023)

3.3	Certificate of Amendment to the Certificate of Incorporation of Neuraxis, Inc., dated August 22, 2024 (incorporated by reference to exhibit 3.1 to Quarterly Report on Form10-Q, filed on November 12, 2024)

3.4	Certificate of Designation of Series B Preferred Stock, dated August 22, 2024 (incorporated by reference to exhibit 3.2 to Quarterly Report on Form10-Q, filed on November 12, 2024)

3.6	Amendment No. 1 to Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to exhibit 3.1 to current report on Form 8-K, furnished to the SEC on November 21, 2024)

3.7	Bylaws (incorporated by reference to exhibit 3.3 to Registration Statement on Form S-1, filed on January 10, 2023)

4.1	Description of the Company’s Securities (incorporated by reference to exhibit 4.1 to annual report on Form 10-K, filed with the SEC on March 20, 2025)

4.2	Second Amendment to Shareholders’ Agreement, dated January 8, 2023 (incorporated by reference to exhibit 4.21 to Registration Statement on Form S-1, filed on January 10, 2023)

10.1†	Employment Agreement between Neuraxis, Inc. and Brian Carrico, dated as of August 9, 2022 (incorporated by reference to exhibit 10.12 to Registration Statement on Form S-1, filed on January 10, 2023)

10.2†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Brian Carrico, dated as of May 4, 2023 (incorporated by reference to exhibit 10.13 to Registration Statement on Form S-1, filed on June 1, 2023)

10.3†	Employment Agreement between Neuraxis, Inc. and Adrian Miranda, dated as of August 17, 2022 (incorporated by reference to exhibit 10.13 to Registration Statement on Form S-1, filed on January 10, 2023)

10.4†	Employment Agreement between Neuraxis, Inc. and Thomas Carrico, dated as of August 9, 2022 (incorporated by reference to exhibit 10.14 to Registration Statement on Form S-1, filed on January 10, 2023)

10.5†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Thomas Carrico, dated as of May 4, 2023 (incorporated by reference to exhibit 10.16 to Registration Statement on Form S-1, filed on June 1, 2023)

10.6†	Employment Agreement between Neuraxis, Inc. and Dan Clarence, dated as of August 9, 2022 (incorporated by reference to exhibit 10.15 to Registration Statement on Form S-1, filed on January 10, 2023)

10.7†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Dan Clarence, dated as of May 4, 2023 (incorporated by reference to exhibit 10.18 to Registration Statement on Form S-1, filed on June 1, 2023)

10.8†	Employment Agreement between Neuraxis, Inc. and Christopher Robin Brown, dated as of August 9, 2022 (incorporated by reference to exhibit 10.16 to Registration Statement on Form S-1, filed on January 10, 2023)

10.9†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Christopher Robin Brown, dated as of May 4, 2023 (incorporated by reference to exhibit 10.20 to Registration Statement on Form S-1, filed on June 1, 2023)

10.10†	Employment Agreement between Neuraxis, Inc. and Gary Peterson, dated as of August 9, 2022 (incorporated by reference to exhibit 10.17 to Registration Statement on Form S-1, filed on January 10, 2023)

10.11†	First Amendment to Executive Employment Agreement between Neuraxis, Inc. and Gary Peterson, dated as of May 4, 2023 (incorporated by reference to exhibit 10.22 to Registration Statement on Form S-1, filed on June 1, 2023)

10.12†	Innovative Health Solutions, Inc. 2017 Stock Compensation Plan, as amended (incorporated by reference to exhibit 10.20 to Registration Statement on Form S-1, filed on January 10, 2023)

10.13†	Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan (incorporated by reference to exhibit 10.21 to Registration Statement on Form S-1, filed on January 10, 2023)

10.14†	First Amendment to Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan (incorporated by reference to exhibit 10.26 to Registration Statement on Form S-1, filed on January 26, 2023)

10.15	Securities purchase agreement, dated November 9, 2023, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on November 14, 2023)

10.16	Registration rights agreement, dated November 9, 2023, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on November 14, 2023)

10.21	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on February 15, 2024)

10.22	Form of Convertible Promissory Note (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on February 15, 2024)

10.23	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 to current report on Form 8-K, furnished to the SEC on February 15, 2024)

10.24	First Amendment to Securities Purchase Agreement, dated February 12, 2024, between the Company and Flagstaff International (incorporated by reference to exhibit 10.4 to current report on Form 8-K, furnished to the SEC on February 15, 2024)

10.25	Third Amendment to Securities Purchase Agreement, dated March 22, 2024, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on March 28, 2024)

10.26	Form of Convertible Promissory Note issued to Flagstaff International, LLC (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on March 28, 2024)

10.27	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on May 28, 2024)

10.28	Form of Convertible Promissory Note (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on May 28, 2024)

10.29	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 to current report on Form 8-K, furnished to the SEC on May 28, 2024)

10.30†	Form of Unrestricted Stock Award Agreement by and between NeurAxis, Inc. and Grantees dated on July 1, 2024 (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on July 5, 2024)

10.31	Fourth Amendment to Securities Purchase Agreement, dated October 12, 2024, between the Company and Flagstaff International, LLC (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on October 18, 2024)

10.32	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on October 18, 2024)

10.33	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.3 to current report on Form 8-K, furnished to the SEC on October 18, 2024)

10.34	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to current report on Form 8-K, furnished to the SEC on November 15, 2024)

10.35	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.2 to current report on Form 8-K, furnished to the SEC on November 15, 2024)

10.36	Settlement Agreement and Mutual Release, dated May 15, 2025 (incorporated by reference to Exhibit 10.1 to current report on Form 8-K, furnished to the SEC on May 21, 2025)

10.37	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to current report on Form 8-K, furnished to the SEC on May 22, 2025)

10.38	Termination Agreement, dated July 1, 2025, by and between Neuraxis, Inc. and Masimo Corporation (incorporated by reference to Exhibit 10.1 to current report on Form 8-K, furnished to the SEC on July 3.2025)

10.39	Neuraxis, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to current report on Form 8-K, furnished to the SEC on July 3, 2025)

10.40	At The Market Offering Agreement, dated August 29, 2025, by and between Neuraxis, Inc, and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 10.1 to current report on Form 8-K furnished to the SEC on September 2, 2025)

19.1	Insider Trading Policy (incorporated by reference to exhibit 19.1 to annual report on Form 10-K, filed with the SEC on March 20, 2025)

21.1	List of Subsidiaries of Neuraxis, Inc. (incorporated by reference to exhibit 21.1 to Registration Statement on Form S-1, filed on January 10, 2023)

23.1*	Consent of Rosenberg Rich Baker Berman, P.A.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

97.1	NeurAxis, Inc. Compensation Recovery Policy (incorporated by reference to exhibit 97.1 to Annual Report on Form 10-K, filed on April 16, 2024)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Executive compensation plan or arrangement.

* Filed herewith.

** Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

Index to Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Neuraxis, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeurAxis, Inc. (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses and negative cash flows since inception and will need substantial capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Somerset, New Jersey
March 19, 2026

Neuraxis, Inc.

Balance Sheets

	December 31, 2025	December 31, 2024
Assets

Current Assets:
Cash and cash equivalents	$4,965,072	$3,696,870
Accounts receivable, net of credit losses of $7,326 and $5,000 as of December 31, 2025 and 2024, respectively	195,703	244,618
Inventories, net of reserves of $34,524 and $4,454 as of December 31, 2025 and 2024, respectively	257,132	44,328
Prepaids and other current assets	315,283	280,367
Total current assets	5,733,190	4,266,183

Property and Equipment, at Cost:	382,465	464,402
Less - accumulated depreciation	(306,901)	(374,420)
Property and equipment, net	75,564	89,982

Other Assets:
Operating lease right of use asset, net	261,565	284,656
Intangible assets, net	274,778	96,588
Other non-current assets	58,939	20,163
Total Assets	$6,404,036	$4,757,572

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Balance Sheets

	December 31, 2025	December 31, 2024
Liabilities

Current Liabilities:
Accounts payable	$139,365	$596,946
Accrued expenses	2,393,229	1,577,780
Notes payable	148,293	154,152
Current portion of operating lease payable	65,752	62,754
Customer deposits	28,660	32,527
Warrant liabilities	16,800	9,166
Total current liabilities	2,792,099	2,433,325

Non-Current Liabilities:
Operating lease payable, net of current portion	202,566	256,499
Other non-current liabilities	9,999	-
Total non-current liabilities	212,565	256,499

Total liabilities	3,004,664	2,689,824

Commitments and contingencies (see note 17)

Stockholders’ Equity

Convertible Series B Preferred stock, $0.001 par value; 5,000,000 shares authorized; 3,796,907 and 4,280,939 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3,797	4,281
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,652,812 and 6,990,227 issued and outstanding as of December 31, 2025 and 2024, respectively	10,653	6,990
Additional paid in capital	67,985,089	58,856,089
Accumulated deficit	(64,600,167)	(56,799,612)

Total stockholders’ equity	3,399,372	2,067,748

Total Liabilities and Stockholders’ Equity	$6,404,036	$4,757,572

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Statements of Operations

	For the Years Ended December 31,
	2025	2024

Net sales	$3,569,282	$2,685,925
Cost of goods sold	562,916	362,002

Gross profit	3,006,366	2,323,923

Selling expenses	2,279,974	1,468,884
Research and development	493,611	433,614
General and administrative	8,062,689	7,578,242

Operating loss	(7,829,908)	(7,156,817)

Other income (expense):
Financing charges	(30,240)	(230,824)
Interest expense	(73,969)	(174,328)
Change in fair value of warrant liability	(7,634)	(941)
Amortization of debt discount and issuance cost	—	(126,387)
Extinguishment of debt liabilities	—	—
Other income	141,196	33,620
Other expense	—	(585,824)
Total other income (expense), net	29,353	(1,084,684)

Net loss	$(7,800,555)	$(8,241,501)
Preferred stock dividends	(814,597)	(211,268)
Net loss available to common stockholders	$(8,615,152)	$(8,452,769)

Per-share data
Basic and diluted loss per share	$(0.95)	$(1.22)

Weighted average shares outstanding
Basic and diluted	9,083,399	6,918,887

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Statements of Stockholders’ Equity (Deficit)

	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2023	-	$-	6,508,897	$6,509	$47,148,361	$(48,558,111)	$(1,403,241)
Warrants exercised	-	-	11,000	11	26,169	-	26,180
Additional paid in capital from warrants issued under advisory agreement	-	-	-	-	157,745	-	157,745
Additional paid in capital from warrants issued as debt discount	-	-	-	-	97,465	-	97,465
Common stock issued from agreements	-	-	470,330	470	1,407,541	-	1,408,011
Debt discount on mandatory conversion of convertible promissory notes to Series B Preferred Stock	-	-	-	-	(165,577)	-	(165,577)
Conversion of convertible promissory notes to Series B Preferred Stock	2,073,524	2,074	-	-	4,932,929	-	4,935,003
Issuance of Series B Preferred Stock	2,207,415	2,207	-	-	5,251,456	-	5,253,663
Net loss	-	-	-	-	-	(8,241,501)	(8,241,501)
Balances at December 31, 2024	4,280,939	4,281	6,990,227	6,990	58,856,089	(56,799,612)	2,067,748
Warrants exercised	-	-	946,525	947	1,097,245	-	1,098,192
Common stock issued from agreements	-	-	52,989	53	146,353	-	146,406
Conversion of Series B Preferred Stock to Common Stock	(484,032)	(484)	484,032	484	-	-	-
Issuance of common stock pursuant to shelf registration statement	-	-	2,161,645	2,162	7,726,261	-	7,728,423
Offering costs	-	-	-	-	(688,804)	-	(688,804)
Additional paid in capital from restricted stock units	-	-	-	-	251,110	-	251,110
Common stock issued under the 2022 Omnibus Securities and Incentive Plan	-	-	17,394	17	(17)	-	-
Stock-based compensation	-	-	-	-	596,852	-	596,852
Net loss	-	-	-	-	-	(7,800,555)	(7,800,555)
Balances at December 31, 2025	3,796,907	$3,797	10,652,812	$10,653	$67,985,089	$(64,600,167)	$3,399,372

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(7,800,555)	$(8,241,501)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount and issuance cost	—	126,387
Depreciation and amortization	59,501	37,831
Provisions for losses on accounts receivable	2,326	7,395
Provision for losses on inventory	30,070	4,454
Loss on disposal of property and equipment	7,878	—
Non-cash lease expense	23,092	32,075
Stock based compensation	596,852	227,000
Issuance of common stock for non-cash consideration	—	1,177,187
Fair value of warrants issued for non-cash consideration	—	157,745
Finance charges	30,240	230,824
Change in fair value of warrant liabilities	7,634	941
Changes in operating assets and liabilities:
Accounts receivable	46,589	(178,845)
Inventory	(242,874)	(32,500)
Prepaids and other current assets	240,975	56,157
Accounts payable	(457,583)	(607,273)
Accrued expenses	1,082,727	949,693
Customer deposits	(3,867)	(42,420)
Operating lease liability	(50,935)	(3,414)
Other non-current liabilities	(4,913)	—
Net cash used by operating activities	(6,432,843)	(6,098,264)

Cash Flows from Investing Activities
Additions to property and equipment	(31,150)	(27,776)
Additions to intangible assets	(100,000)	—
Net cash used by investing activities	(131,150)	(27,776)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of issuance costs	7,728,423	—
Proceeds from issuance of Series B preferred stock	—	5,253,663
Deferred offering costs paid	(712,669)	—
Proceeds from exercised warrants	1,098,192	26,180
Principal payments on notes payable	(281,751)	(275,994)
Proceeds from convertible notes	—	4,935,003
Financing fees paid	—	(194,502)
Net cash provided by financing activities	7,832,195	9,744,350

Net Increase in Cash and Cash Equivalents	1,268,202	3,618,310

Cash and Cash Equivalents at Beginning of Period	3,696,870	78,560

Cash and Cash Equivalents at End of Period	$4,965,072	$3,696,870

Supplemental Disclosure of Operating Activities
Cash paid for interest	$11,854	$33,830
Cash paid for federal income taxes	—	—
Cash refunded for state income taxes	13,140	10,164
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Recognition of right of use asset	$37,970	$284,339
Derecognition of right of use asset	29,014	—
Conversion of convertible promissory notes to Series B preferred stock	—	4,935,000
Fair value of warrants from debt discount in convertible notes classified as additional paid in capital	—	97,465
Write-off of debt discount on convertible notes classified as additional paid in capital	—	165,577
Issuance of note payable to financing company for insurance premiums and software subscription	292,253	282,086
Common stock issued upon cashless exercise of warrants	186	—
Common stock issued upon cashless conversion of Series B Preferred Stock	484	—
Common stock issued for services accrued as of December 31, 2024	112,493	—
Common stock issued upon settlement of certain claims	3,673	—
Intangible asset purchase	100,000	—

Notes to financial statements are an integral part of these statements.

Neuraxis, Inc.

Notes to Financial Statements

1. Basis of Presentation, Organization and Other Matters

Neuraxis, Inc. (“we,” “us,” the “Company,” or “Neuraxis”) was established in 2011 and incorporated in the state of Indiana in 2012 under the name of Innovative Health Solutions, Inc. The name was changed to NeurAxis, Inc. in 2022 when the Company filed a Certificate of Conversion to become a Delaware corporation.

The Company is headquartered in Carmel, Indiana, and specializes in the development, production, and sale of medical neuromodulation devices. The Company has developed four FDA cleared products: (i) IB-Stim (DEN180057, 2019), (ii) Rectal Expulsion Device (“RED”) (K242304, 2024), (iii) NSS-2 Bridge (DEN170018, 2017) and (iv) the original 510(K) clearance (K140530, 2014).

●	IB-Stim is a percutaneous electrical nerve field stimulator (PENFS) device that is indicated in patients 8 years and older with functional abdominal pain associated with irritable bowel syndrome, functional dyspepsia (FD) and associated FD nausea symptoms.

●	RED is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity patients who experience desire or urge to defecate at lower volumes of distention. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal and was licensed to Masimo Corporation (“Masimo”). Masimo marketed and sold this product as its Masimo Bridge. On July 1, 2025, The Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable of which $100,000 was paid on December 31, 2025 and $100,000 is due June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821/255 and Application No. 29/960.608) that were originally licensed to Masimo on April 9, 2020.

●	The original 510(K) device was the EAD, an electroacupuncture device, now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

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

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to current period presentation. The Company reclassified $1,144,176 of general and administrative expenses to selling expenses in the Statements of Operations for the year ended December 31, 2024. The Company also reclassified $227,507 of general and administrative expenses to research and development expenses in the Statements of Operations for the year ended December 31, 2024. These reclassifications had no impact on previously reported net loss, total assets, total liabilities or total equity.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company did not hold any cash equivalents as of December 31, 2025 and 2024.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are stated at the amount management expects to collect from outstanding balances, net of an allowance for credit losses. Management evaluates many factors when determining the collectability of specific customer accounts, including, but not limited to, creditworthiness, past transaction and payment history, current economic industry trends and changes in payment terms. Management used assumptions and judgment based on the best available facts and circumstances to estimate and record an allowance. The Company monitors accounts receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience, an aging schedule, and other factors, including those related to current and forecasted market conditions and events. The allowance for credit losses was $7,326 and $5,000 as of December 31, 2025 and 2024, respectively. The Company recorded credit losses for the years ended December 31, 2025 and 2024 of $2,326 and $7,395, respectively.

Neuraxis, Inc.

Notes to Financial Statements

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. The Company has reserved for expired inventory as charges to cost of goods sold of $19,973 and $0 for the years ended December 31, 2025 and 2024, respectively, and research devices as charges to research and development of $10,097 and $4,454 for the for the years ended December 31, 2025 and 2024, respectively. Inventory reserves totalled $34,524 and $4,454 as of December 31, 2025 and 2024, respectively.

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

Depreciation expense was $37,691 and $26,346 during the years ended December 31, 2025 and 2024, respectively.

Intangible Assets

Intangible assets consist of software, patents, a trademark and a license. Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives. Capitalized patent costs, net of accumulated amortization, includes legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, the capitalized patent costs are amortized over the remaining life of the patent using the straight-line method. If the patent is not granted, we write off any capitalized patent costs at that time.

The Company purchased a trademark related to the Company’s name for $50,000. The trademark does not have a determinate life and therefore the cost is not being amortized.

Neuraxis, Inc.

Notes to Financial Statements

We review intangible assets for impairment annually or when events or circumstances indicate that their carrying amount may not be recoverable. During the years ended December 31, 2025, and 2024, the Company recorded no intangible asset impairment charges.

Amortization expense was $21,810 and $11,485 during the years ended December 31, 2025 and 2024, respectively.

Cloud Computing Costs

The Company utilizes cloud computing arrangements that are hosted by third-party vendors to support its operations. The Company accounts for these arrangements as service contracts. Implementation costs incurred in connection with cloud computing arrangements are evaluated in accordance with the guidance for internal-use software. Cost incurred during the application development state, including configuration, coding, testing and integration activities, are capitalized. Costs incurred during the preliminary project and post-implementation stages, as well as costs related to data conversion and ongoing support, are expensed as incurred. Payroll and payroll-related costs for employees directly associated with the project are also expensed as incurred.

Cloud computing implementation costs are included in Intangible Assets on the Company’s consolidated balance sheets and amortized on a straight-line basis over the term of the relating hosting arrangement, including periods covered by renewal options that are reasonably assured to be exercised. The Company evaluates cloud computing implementation costs for impairment annually or when events or circumstances indicated that their carrying amount may not be recoverable.

Cloud computing implementation costs, net of accumulated amortization, were $19,909 and $28,454 as of December 31, 2025 and 2024, respectively. Amortization expense related to cloud computing implementation costs totaled $8,545 and $8,545 for the years ended December 31, 2025 and 2024, respectively.

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

Selling Expenses

Selling expenses consist primarily of advertising, marketing and promotion of the Company’s products including salaries and related personnel costs and travel expenses. Advertising costs are expensed as incurred and amounted to $546,628 and $232,125 for the years ended December 31, 2025 and 2024, respectively.

Research and Development

Research and development expenses consist primarily of clinical research studies, new product development, costs of materials and supplies used in research and development activities and salaries and related personnel costs for employees engaged in research and development activities of IB-Stim and RED as we seek FDA clearance for other indications. Research and development costs are expensed as incurred.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts, and the tax bases of existing assets and liabilities for the loss and credit carry forwards using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether a tax position will be sustained upon examination. If it is more likely than not that a position will be sustained, the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Management’s evaluation of the Company’s deferred tax assets and liabilities did not have a material effect on the Company’s financial statements. Furthermore, no interest or penalties have been accrued as of December 31, 2025 and 2024 or charged to expense for the years then ended.

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

The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the derivative and to mark-to-market the fair value of the derivative at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included an exercise price, the stock price as of the valuation date, an expected remaining term of each warrant as of the valuation date, estimated volatility, a dividend yield, and a risk-free rate. The Company records the change in the fair value of the warrant as other income or expense in the statements of operations.

Fair Value Measurements

The Company accounts for financial instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described as follows:

Level 1 – Quoted prices (unadjusted) for identical unrestricted assets or liabilities in active markets that the reporting entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable or can be corroborated by observable market date, either directly or indirectly.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These unobservable inputs reflect that reporting entity’s own assumptions about what market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value require significant management judgment or estimation.

The Company’s Level 1 assets and liabilities include cash, accounts receivable, accounts payable, prepaids, and other current assets. Management believes the estimated fair value of these accounts on December 31, 2025 approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 3 assets and liabilities include warrant liabilities and the floating lookback option provision in the Neuraxis, Inc. Employee Stock Purchase Plan. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. The valuation techniques involve management’s estimates and judgment based on unobservable inputs. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

Neuraxis, Inc.

Notes to Financial Statements

The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3	Valuation Methodology	Unobservable Inputs
Fair value of warrant liabilities as of December 31, 2025	$16,800	$—	$—	$16,800	Black-Scholes model	Project simulated cash flows
Fair value of warrant liabilities as of December 31, 2024	$9,166	$—	$—	$9,166	Black-Scholes model	Project simulated cash flows

There were no transfers between any of the levels during the years ended December 31, 2025 and 2024. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company’s had no assets and liabilities that were measured on a nonrecurring basis as of December 31, 2025 and 2024.

Basic and Diluted Net Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents that were outstanding for the periods presented. In periods when losses are reported, which is the case for the years ended December 31, 2025 and 2024, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Preferred stock dividends (neither declared nor paid) were $814,597 and $211,268 as of December 31, 2025 and 2024, respectively.

Neuraxis, Inc.

Notes to Financial Statements

The Company had the following potentially dilutive common stock equivalents at December 31, 2025 and 2024:

	2025	2024

Options	1,319,394	1,319,394
Pre-Funded Warrants for Common Stock	—	289,779
Warrants	1,379,524	2,352,751
Series B Preferred Stock	3,796,907	4,280,939
Totals	6,495,825	8,242,863

The following table shows the calculation of the basic and diluted net loss per share and the effect of cumulative preferred stock dividends:

	For the Years Ended December 31,
	2025	2024
Numerator
Net loss	$(7,800,555)	(8,241,501)
Cumulative preferred stock dividends	(814,597)	(211,268)
Net loss available to common stockholders	(8,615,152)	(8,452,769)
Denominator
Weighted-average shares of common stock outstanding - basic and diluted	9,083,399	6,918,887
Basic and diluted net loss per share	$(0.95)	$(1.22)

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

Neuraxis, Inc.

Notes to Financial Statements

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customer obtains control of promised goods, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company applies the five-step model to contracts when it determines that it is probable it will collect substantially all the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods promised within each contract and determines those that are performance obligations and assesses whether each promised good is distinct. The Company then recognizes as revenue the amount of the transaction price, after consideration of variability and constraints, if any, that is allocated to the respective performance obligation when the performance obligation is satisfied.

The Company offers a Patient Assistance Program for pediatric patients without insurance coverage for IB-Stim. This program offers potential self-pay discounts for IB-Stim, based upon household income and size.

Also, the Company offers providers an opt-in program to address adequate insurance claim payments on IB-Stim devices. This program may extend a rebate or invoice credit where the insurance payment and patient responsibility (i.e., deductible, co-payment, and/or co-insurance amounts required by the Payer) are less than the acquisition cost of IB-Stim. The Company recognizes revenue at such a time that collection of the amount due is probable.

The following table disaggregates the Company’s revenue based on the customer’s location by state for the years ended December 31:

	2025	2024
California	$898,223	$778,209
Ohio	578,769	431,328
Massachusetts	265,201	154,407
Illinois	222,389	246,217
Wisconsin	215,431	157,786
Florida	143,947	149,985
All other states	1,245,322	767,993
	$3,569,282	$2,685,925

Certain economic factors affect the nature, amount, timing, and uncertainty of the Company’s revenue and cash flows. All of the Company’s products are sold to healthcare customers including hospitals and clinics. Sales to healthcare customers are subject to seasonality and have a mild correlation with economic cycles. All of the Company’s sales are to customers located within the United States. Sales contracts consist of purchase orders that are short-term (i.e., less than or equal to one year).

Neuraxis, Inc.

Notes to Financial Statements

The Company typically satisfies its performance obligations for goods at a point in time as they are received at the customer’s destination (rather than over time). Goods are shipped by common carrier to customers under FOB destination terms. As such, ownership of goods in transit is transferred to the customer upon receipt as the Company bears the associated risks (e.g., loss, damage or delay). Management typically relies on shipping information from common carriers to evaluate when the customer has obtained control of the goods. Shipping and handling costs are recorded as Cost of Goods Sold in the Statements of Operations.

The Company’s contracts with customers typically do not involve variable consideration. The information that the Company uses to determine the transaction price for a contract is similar to the information that the Company’s management uses in establishing the prices of goods to be sold.

Orders may not be cancelled after shipment. Customers may return devices if the goods are found to be defective, nonconforming, or otherwise do not meet the stated technical specifications. At the option of the customer, the Company shall either:

●	Refund the price paid for any defective or nonconforming products.
●	Supply and deliver to the customer replacement conforming products.
●	Reimburse the customer for the cost of repairing any defective or nonconforming products.

At the time revenue is recognized, the Company estimates expected returns and excludes those amounts from revenue. The Company also reflects the effects of expected returns on the Company’s financial position and periodically adjusts those accounts to reflect its actual return experience. Estimated returns totalled $13,824 and $5,000 as of December 31, 2025 and 2024, respectively.

Payment for goods sold by the Company is typically due after an invoice is sent to the customer, within 30 days. The Company does not offer discounts if the customer pays some or all of an invoiced amount prior to the due date. None of the Company’s contracts have a significant financing component.

Customer deposits are contract liabilities under ASC 606. As of December 31, 2025, and 2024, the Company had customer deposits of $28,660 and $32,527, respectively.

Medical devices that the Company contracts to sell and transfer to customers are manufactured by two separate and distinct third-party manufacturers located within the states of Indiana and Michigan. In no case does the Company act as an agent (i.e., the Company does not provide a service of arranging for another party to transfer goods to the customer).

Neuraxis, Inc.

Notes to Financial Statements

Leases

In accordance with ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

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

Neuraxis, Inc.

Notes to Financial Statements

Concentrations of Credit Risk

The Company’s business activity consists of the sale of medical neuromodulation devices to doctors, clinics, and hospitals across the country. Receivables consist of unsecured amounts due from customers. The table below sets forth the Company’s customers that accounted for greater than 10% of its net accounts receivable for the years ended December 31, 2025 and 2024, respectively.

		Percentage of Net Accounts		Percentage of Net Accounts
	2025	Receivable	2024	Receivable
Customer A	$43,020	22%	$-	0%
Customer B	-	0%	119,616	49%
	$43,020	22%	$119,616	49%

The table below sets forth the Company’s customers that accounted for greater than 10% of its net sales for the years ended December 31, 2025 and 2024, respectively.

		Percentage of		Percentage of
	2025	Net Sales	2024	Net Sales

Customer A	$512,288	14%	$396,950	15%
Customer B	493,444	14%	521,810	20%
	$1,005,732	28%	$918,760	35%

From time to time, the Company’s bank balances may exceed the FDIC limit of $250,000. As of December 31, 2025 and 2024, the Company had $4,465,073 and $3,263,618 of its cash balance uninsured, respectively.

Going Concern

We have incurred losses and negative cash flows since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of December 31, 2025, we had stockholders’ equity of $3,399,372, short-term outstanding borrowings of $148,293, cash of $4,965,072 and a working capital surplus of $2,941,091.

Neuraxis, Inc.

Notes to Financial Statements

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing, and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining, and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline and to new customers as well. The primary activity that will drive all customers and revenues is the adoption of insurance coverage by commercial insurance carriers nationally which is a top priority of the Company. These activities, including our planned research and development efforts, will require significant uses of working capital through the rest of 2026 and beyond. Based on our current operating plans, we believe that our existing cash at the time of this filing will only be sufficient to meet our anticipated operating needs before the end of 2025.

Management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued.

While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering of its debt or equity securities, there can be no assurance that it will be able to do so on reasonable terms, or at all. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering. Neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable. As a result, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As we continue to incur losses, our transition to profitability is dependent upon achieving a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or nondilutive financing. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of (i) significant segment expenses, (ii) other segment items and (iii) the title and position of the Chief Operating Decision Maker (“CODM”) on an annual and interim basis. Additionally, ASU 2023-07 requires that a public entity that has a single reportable segment provide all the disclosures required by Topic 280. Public business entities are required to adopt the standard for fiscal years beginning after December 15, 2023 and interim periods withing fiscal year beginning after December 15, 2024. Disclosures are required for all prior periods presented in the financial statements. The Company adopted the disclosure provisions of ASU 2023-07 as of December 31, 2024 as operations are managed through one reportable segment.

Neuraxis, Inc.

Notes to Financial Statements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the enhancement of income tax disclosures to provide better insight into how an entity’s operations and related tax risks, planning and opportunities affect its tax rate and prospects for future cash flows. The enhanced disclosures require (i) specific categories in a tabular rate reconciliation including both amounts and percentages and (ii) additional information for reconciling items and income tax paid that meet a quantitative threshold. Public business entities are required to adopt the standard for annual periods beginning after December 15, 2024. The Company adopted the disclosure provisions of ASU 2023-09 as of December 31, 2025, on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvement to the Accounting for Internal-Use Software, which replaces project stage milestones with required capitalization when management has authorized and committed to funding the software project and it is probably that the project will be completed and the software will be used to perform the function intended. Depreciation expense and accumulated depreciation for internal-use software are also required to be disclosed for all periods presented. All entities are required to adopt the standard for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The adoption is not expected to have a material impact on the Company’s financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which allows registrants to elect a practical expedient when estimating expected credit losses on accounts receivable. Under the practical expedient, an entity may assume that the current conditions as of the balance sheet date persist for the remaining life of the asset, thereby removing the requirement to generate forward-looking forecasts. All entities are required to adopt the standard prospectively for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The adoption is not expected to have a material impact on the Company’s financial statements.

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

Neuraxis, Inc.

Notes to Financial Statements

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ initial balances were $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company has fully reserved for the entire balance of principal and interest. The current allowance is $1,241,559 as of December 31, 2025. The current loan balances are as follows:

	Loan	Interest	Interest
December 31, 2025	Receivable	Receivable	Income
Shareholder 1	$506,400	$114,447	$20,096
Shareholder 2	506,400	114,312	20,096
Principal Balance	1,012,800	228,759	40,192
Allowance for Collection Risk	(1,012,800)	(228,759)	(40,192)
Net Balance	$—	$—	$—

	Loan	Interest	Interest
December 31, 2024	Receivable	Receivable	Income
Shareholder 1	$506,400	$94,351	$23,413
Shareholder 2	506,400	94,216	23,413
Principal Balance	1,012,800	188,567	46,826
Allowance for Collection Risk	(1,012,800)	(188,567)	(46,826)
Net Balance	$—	$—	$—

The Company has loans payable to shareholders related to funding needs for operations. The current loan details for all related party loans are as follows:

				Interest &
		Interest	Loan	Service Fee	Interest
December 31, 2025	Due Date	Rate	Balance	Accrued	Paid
Other Convertibles	Various	5.0%	—	66,648	—
Total			$—	$66,648	$—

				Interest &
		Interest	Loan	Service Fee	Interest
December 31, 2024	Due Date	Rate	Balance	Accrued	Paid
Other Convertibles	Various	5.0%	—	66,648	—
Total			$—	$66,648	$—

The Company was granted an exclusive, worldwide non-transferable, royalty-free license for the auricular portion of certain patents owned by a limited liability company in which the Company’s President and Chief Executive Officer and Chief Regulatory, Compliance and Privacy Officer both maintain an ownership interest. The license allows for the development, marketing and sales of electro-therapy treatments by stimulation of cranial nerves, cranial nerve branches, auricular nerves, auricular nerve branches, auricular nerve bundles and auricular anatomical structures in human patients. The exclusive license agreement expires on October 18, 2037, may be terminated by either party upon 60 days prior written notice and requires the Company to pay costs associated with the maintenance, prosecution and continuation of patent filings. The Company’s Board of Directors pre-approved the reimbursement of up to $10,000 for the year ended December 31, 2025. License costs incurred were $4,412 and $4,973 for the years ended December 31, 2025 and 2024, respectively. No amounts were owed to the limited liability company as of December 31, 2025 and 2024, respectively.

From time to time, a member of the Company’s Board of Directors purchases NeuroStim devices at cost to conduct research and development activities. The Company’s Board of Directors pre-approved the sale of these NeuroStim devices up to $16,000 for the year ended December 31, 2025. The Company sold NeuroStim devices totaling $9,380 and $3,522 for the years ended December 31, 2025 and 2024, respectively, under this program.

The Company’s former Chief Financial Officer through February 5, 2024 was contracted for certain accounting and tax services on a continuous basis through a through a third-party public accounting firm. He was the firm’s managing partner and majority shareholder. The services totaled $44,365 and $207,103 for the years ended December 31, 2025 and 2024, respectively. The Company owed the third-party accounting firm for open invoices of $2,578 and $4,173 that are included in accounts payable in the Balance Sheets as of December 31, 2025 and 2024, respectively. On June 28, 2024, the Company also issued 20,000 common shares with a fair value $55,600 to the former Chief Financial Officer for services rendered during the IPO process.

Neuraxis, Inc.

Notes to Financial Statements

4. Prepaids and Other Current Assets

Prepaid and other current assets consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid insurance	$141,299	$186,028
Prepaid software subscriptions	103,390	39,834
Other	70,594	54,505
Total prepaids and other current assets	$315,283	$280,367

5. Property and Equipment

Property and equipment, net consists of the following:

	December 31, 2025	December 31, 2024
Machinery and equipment	$300,181	$282,181
Furniture and fixtures	37,403	111,036
Computer hardware	44,881	50,121
Leasehold improvements	-	21,064
Total property and equipment	382,465	464,402
Less: accumulated depreciation	(306,901)	(374,420)
Property and equipment, net	$75,564	$89,982

Depreciation expense was $37,691 and $26,346 for the years ended December 31, 2025 and 2024, respectively. The Company expects to record future depreciation expense totalling $32,136, $21,708, $10,123, $3,380, $2,028 and $6,189 for the years ending December 31, 2026, 2027, 2028, 2029, 2030 and thereafter, respectively.

6. Intangible Assets

Intangible assets, net consists of the following:

	December 31, 2025	December 31, 2024
Cloud computing implementation costs	$49,815	$49,815
Patents	232,464	32,463
Trademark	50,000	50,000
Licenses	-	1,000
Total intangible assets	332,279	133,278
Less: accumulated amortization	(57,501)	(36,690)
Intangible assets, net	$274,778	$96,588

On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable of which $100,000 was paid on December 31, 2025, and $100,000 is due June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020 for use in the reduction of the symptoms of opioid withdrawal. The intellectual property will be amortized over its remaining patent life of approximately nine years.

The Company entered into an option agreement on April 12, 2023 to bring an optionor’s invention to commercialization via a royalty-bearing licensing agreement. The agreement required an initial payment of $1,000 and was fully amortized in the year ended December 31, 2024.

Amortization expense was $21,810 and $11,485 for the years ended December 31, 2025 and 2024, respectively. The Company expects to record future amortization expense totalling $33,135, $33,135, $27,410, $24,591, $24,591 and $81,916 for the years ending December 31, 2026, 2027, 2028, 2029, 2030 and thereafter, respectively. The Company’s trademark does not have a determinate life and therefore the cost is not being amortized.

7. Other Non-Current Assets

Other non-current assets consisted of the following

	December 31, 2025	December 31, 2024
Deferred offering costs	$23,864	$—
Prepaid software subscriptions	14,912	—
Security deposit	20,163	20,163
Total other non-current assets	$58,939	$20,163

Neuraxis, Inc.

Notes to Financial Statements

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2025	December 31, 2024
Compensation and benefits	$1,359,993	$1,261,317
Settled litigation	692,683	—
NSS Bridge lease termination fee	100,000	—
Legal fees	65,714	43,891
Interest	66,648	66,648
Advisory fees	-	176,750
Other	108,191	29,174
Total accrued expenses	$2,393,229	$1,577,780

9. Notes Payable

Promissory Notes

On August 9, 2025, the Company entered into a $170,000 promissory note to finance the premiums of a business insurance policy, bearing interest at an annual rate of 7.45% and maturing on June 9, 2026, to replace the $210,000 promissory note entered into on August 9, 2024, with an annual interest rate of 7.40% that matured on June 9, 2025 in conjunction with the annual renewal period. On November 1, 2024, the Company entered into another promissory note with a principal balance of $64,328 to finance premiums of other business insurance policies, bearing interest at a rate of 7.65% per annum that matured on September 1, 2025.

On May 26, 2025, the Company also entered into a promissory note with a principal balance of $122,253 to finance subscription fees on certain software arrangements maturing on March 1, 2027.

The Company’s outstanding principal on it promissory notes was $158,292, of which $9,999 is included in other non-current liabilities, and $154,152 as of December 31, 2025 and 2024, respectively.

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

Neuraxis, Inc.

Notes to Financial Statements

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

Subsequently, the Company entered into three convertible promissory notes with related institutional accredited investors with terms similar to the Original 2024 Convertible Promissory Notes (collectively referred to as the “Amended 2024 Convertible Promissory Notes”) for an additional principal amount of $3,000,000. Certain provisions to the SPA and Certificate of Designation previously issued on February 12, 2024 changed, including (i) the number of shares of preferred stock to be designated as Series B Preferred Stock was increased to 4,000,000 shares, (ii) the stated value of the Series B Preferred Stock was changed to $2.38 per share, (iii) the right to receive dividends will expire automatically on June 30, 2025, (iv) the liquidation rights will automatically expire on June 30, 2025, and (v) the number of shares of the common stock that a holder of Series B preferred stock is entitled to receive shall not exceed the maximum percentage chosen by the holder, which is initially set at between 4.99% and 19.99% until shareholder approval is obtained, of the number of outstanding shares of the common stock at the time of the conversion of the Series B Preferred Stock shares. On November 11, 2024, the Company’s shareholders authorized an increase in the number of designated Series B preferred stock to 5,000,000 shares and extended the 8.5% per cumulative dividend period to December 31, 2026.

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

Interest expense totalled $73,969 and $174,328 for the years ended December 31, 2025 and 2024, respectively. The Company’s accrued interest totaled $66,648 as of December 31, 2025 and 2024.

Neuraxis, Inc.

Notes to Financial Statements

10. Leases

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

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Balance Sheets. The Company did not have any finance leases at December 31, 2025 and 2024.

The Company has two leases consisting of office space in Batesville and Carmel, Indiana. The lease in Batesville, Indiana commenced on August 1, 2025, and has an initial term of three years, with automatic one year renewals subject to an annual 4% rent escalation, unless 60 day notice of vacating is given. On May 19, 2025, the Company terminated its prior lease in Versailles, Indiana, with a monthly lease payment of $1,800, effective July 31, 2025, without penalty due to relocation of the office space to Batesville, Indiana, with the same landlord. The current monthly lease payment is $2,000 with no escalations during the initial lease term. During the year ended December 31, 2025, the Company derecognized the right of use asset and operating lease liabilities of $29,014 and $29,286, respectively, related to the terminated lease in Versailles, Indiana. Correspondingly, the Company recognized a right of use asset and operating lease liabilities of $63,170 and $37,970, respectively, during the year ended December 31, 2025, related to the new lease in Batesville, Indiana. On June 13, 2025, the Company prepaid $25,200 towards the Batesville, Indiana monthly lease payments which will be amortized over the initial lease term. The lease in Carmel, Indiana commenced January 1, 2024, with an initial term of five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. The Company was only obligated to pay an amount equal to 50% of the monthly base rent for the first 10 months of the term.

For the years ended December 31, 2025 and 2024, the Company recognized $99,899 and $96,177 of operating lease expense, including short-term lease expense and variable lease costs.

The following table presents information related to the Company’s operating leases:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$261,565	$284,656

Current portion of operating lease payable	65,752	62,754
Operating lease liabilities	202,566	256,499
Total	$268,318	$319,253
Weighted-average remaining lease term (in years)	3.31	2.75
Weighted-average discount rate	15.0%	15.0%

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

2026	$100,347
2027	102,456
2028	98,127
2029	38,025
Total lease payments	338,955
Less: imputed interest	(70,637)
Total present value of lease payments	$268,318

11. Common Stock and Warrants

The Company authorized 100,000,000 shares of common stock, of which 10,652,812 and 6,990,227 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.

On October 27, 2025, pursuant to the August 2025 At The Market Offering Agreement, the Company issued 623,184 shares of common stock to investors for gross proceeds of $2,728,424 with such shares registered pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-283798), previously filed with the Securities and Exchange Commission (“SEC”) on December 13, 2024, and declared effective on February 11, 2025, and the related prospectus supplements filed with the SEC on August 29, 2025, and on October 23, 2025.

On May 22, 2025, the Company issued 1,538,461 shares of common stock for gross proceeds totalling $4,999,999 pursuant to a securities purchase agreement with certain institutional investors at a purchase price of $3.25 per share of common stock. The common shares were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-283798) which was declared effective by the Securities and Exchange Commission on February 11, 2025, a base prospectus dated February 11, 2025 and a prospectus supplement dated May 20, 2025.

The Company incurred placement agent fees and other offering expenses totaling $688,804 during the year ended December 31, 2025. No offering expenses were incurred during the year ended December 31, 2024.

Additionally during the year ended December 31, 2025, the Company issued (i) 186,166 common shares upon the cashless exercise of 502,647 warrants, (ii) 484,032 common shares upon conversion of an equivalent amount of Series B Preferred Stock, (iii) 760,359 common shares upon the exercise of warrants, (iv) 13,518 common shares to settle a shareholder dispute, (v) 17,394 common shares upon the acceleration of restricted stock units and (vi) 39,471 common shares for board service.

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

Neuraxis, Inc.

Notes to Financial Statements

The following is a summary of warrant activity for common stock during the years ended December 31, 2025 and 2024:

	Number of Warrants for Common Stock	Weighted-Avg. Exercise Price	Weighted-Avg. Remaining Contractual Life
Outstanding as of December 31, 2023	1,822,358	$4.69	3.05
Granted	861,424	2.38	3.49
Cancelled	(30,252)	2.38	4.79
Exercised	(11,000)	2.38	3.61
Outstanding as of December 31, 2024	2,642,530	2.41	2.93
Granted	—	—	—
Cancelled	—	—	—
Exercised	(1,263,006)	1.82	2.12
Outstanding as of December 31, 2025	1,379,524	$2.44	2.26

During the year ended December 31, 2025, investors (i) converted 502,647 warrants into 186,166 common shares in a cashless exercise, (ii) exercised 73,337 warrants into an equivalent number of common shares at an exercise price of $2.08 in exchange for $152,541 in cash proceeds, (iii) exercised 397,243 warrants into an equivalent number of common shares at an exercise price of $2.38 in exchange for $945,438 in cash proceeds and (iii) exercised 289,779 warrants into an equivalent number of common shares at an exercise price of $0.0001 in exchange for $29 in cash proceeds.

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

Neuraxis, Inc.

Notes to Financial Statements

The following table summarizes the Company’s warrants outstanding and exercisable as of December 31, 2025:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Investor Warrant	12,852	$8.76	September 18, 2028
2022 Convertible Notes	227,098	$2.38	Various in 2027
2023 Convertible Notes	971,916	$2.38	Various in 2028
Underwriter Warrants	91,146	$2.38	August 8, 2028
Advisory Agreement Warrants	76,512	$2.38	Various in 2029
	1,379,524

12. Preferred Stock

On August 15, 2024, the Company’s shareholders (i) authorized 5,000,000 shares of preferred stock of which 4,000,000 shares were designated as $0.001 par value Series B Preferred Stock inclusive of cumulative dividends, (ii) retired 1,000,000 shares of Series A Preferred Stock and (iii) retired 120,000 shares of Series Seed Preferred Stock. Series B Preferred Stock shareholders vote with Common Stock shareholders on an as-converted basis and not as a separate class. Cumulative dividends accrue at 8.5% per annum and were due and payable in either cash for common shares at the Company’s discretion on a quarterly basis through June 30, 2025. Series B Preferred Stock converts to common stock on a 1:1 basis, subject to adjustments for stock dividends, splits, combinations and similar events as well as unpaid dividends thereon, solely at the election of the holder at any time.

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

During the year ended December 31, 2025, the Company issued 484,032 shares of common stock to certain investors upon conversion of an equivalent amount of Series B Preferred Stock.

Neuraxis, Inc.

Notes to Financial Statements

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

There were 3,796,907 and 4,280,939 shares of Series B Preferred Stock issued and outstanding as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there were no preferred stock dividends declared or paid. Series B Preferred Stock undeclared cumulative dividends totaled $1,025,865, or $0.27 per share, and $211,268, or $0.05 per share, as of December 31, 2025 and 2024, respectively.

13. Stock-Based Compensation

Restricted Stock Units

Pursuant to the Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan, the Company initiated grants of restricted stock units (“RSUs”) on January 3, 2025, March 4, 2025 and May 15, 2025, to certain employees as follows:

	Number of RSUs	Weighted Average Fair Value
Outstanding as of December 31, 2024	—	$—
Granted	852,214	2.32
Vested	(20,868)	2.31
Outstanding as of December 31, 2025	831,346	$2.32
Vested as of December 31, 2025	20,868	$2.31

The RSUs are subject to a three-year cliff-vesting period and are payable in shares of the Company’s common stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of December 31, 2025. On August 19, 2025, 17,534 RSUs were accelerated and issued as 14,060 shares of common stock, net of taxes. On October 29, 2025, 3,334 RSU vested into an equivalent number of common shares. No RSUs were granted during the year ended December 31, 2024.

Total stock-based compensation expense is classified in the Company’s Statements of Operations as general and administrative expense and amounted to $596,852, of which $5,678 relates to the Employee Stock Purchase Plan, and $227,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, total unrecognized stock-compensation expense relating to unvested stock units granted under the Company’s share-based compensation plans amounted to $1,130,970.

Neuraxis, Inc.

Notes to Financial Statements

Stock Options

The following table presents a summary of the Company’s outstanding stock options as of December 31, 2025 and 2024:

	Number of Options	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,319,394	4.69	$6.94	$—
Outstanding as of December 31, 2025	1,319,394	3.69	$6.94	$—
Vested and Exercisable as of December 31, 2025	1,319,394	3.69	$6.94	$—

There was no stock-based compensation expense related to stock options recorded during the years ended December 31, 2025 and 2024.

Employee Stock Purchase Plan

On July 1, 2025, the Compensation Committee of the Board of Directors (“Board”) of the Company adopted the NeurAxis, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”), effective as of the same date and subject to Shareholder approval by July 1, 2026. The purpose of the ESPP is to provide eligible employees an opportunity to acquire common stock of the Company at a 15% discount using payroll deductions. The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 100,000, subject to an annual increase on January 1st of each year from 2026 through 2035 by the lesser of (i) 1% of the Company’s outstanding capital stock as of the prior December 31st or (ii) 100,000 shares. The Board may reduce or eliminate this annual increase before February 1st of any given year. Total stock-based compensation expense includes $5,678 relating to the Employee Stock Purchase Plan for the year ended December 31, 2025.

14. Warrant Liabilities

The Company has evaluated financial instruments arising from warrants that are issued and outstanding as of December 31, 2025 and 2024. The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the liability and to mark to market the fair value of the warrant at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included (i) an exercise price of $8.76 per share, (ii) an expected remaining term of each warrant based on the remaining contractual maturity of the each warrant, (iii) estimated volatility ranging from 65.3% to 94.7% based on historical stock prices of comparable companies with a look back period commensurate with the period to maturity, (iv) a risk-free interest rate ranging from 3.56% to 4.38% based on the interest rates of U.S. Treasury Notes consistent with the expected remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following are the changes in the warrant liabilities during the years ended December 31, 2025 and 2024:

	Level 1	Level 2	Level 3
Warrant liabilities as of December 31, 2023	$—	$—	$8,225
Changes in fair value of warrant liabilities	—	—	941
Warrant liabilities as of December 31, 2024	—	—	9,166
Changes in fair value of warrant liabilities	—	—	7,634
Warrant liabilities as of December 31, 2025	$—	$—	$16,800

Neuraxis, Inc.

Notes to Financial Statements

15. Segment Information

The Company evaluates the following factors to identify its reportable segments: (i) nature of products and services, (ii) type of customer for the products and services, (iii) sales, production and distribution methods of the products and services and (iv) the nature of the regulatory environment, if applicable. Based on an evaluation of these factors, management concluded that the Company’s operations are managed through one reportable segment, IB-Stim, that derives its revenues in the United States from a PENFS device that is used to treat patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome and in patients 8 years and older with functional abdominal pain associated with functional dyspepsia and related nausea symptoms. The accounting policies of the IB-Stim segment are the same as those described in the Summary of Significant Accounting Policies (see Footnote 2). The Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the IB-Stim segment for the purpose of allocating resources based on net sales and operating loss, both of which are reported in the Statements of Operations. The CODM uses net sales to evaluate IB-Stim’s adoption and utilization by insurance carriers and physicians. As Neuraxis is an emerging growth company, operating loss is used to monitor the Company’s cost structure in order to achieve future segment profitability. Both net sales and operating loss are measured against an annual budget on a periodic basis to assess achievement toward annual compensation incentive targets. The Company’s CODM is its President and Chief Executive Officer.

The following reconciles the reportable segment net sales and operating loss to the Company’s reported net loss:

	For the Years Ended December 31,
	2025	2024

Net Sales	$3,569,282	$2,685,925
Cost of Goods Sold	562,916	362,002

Gross Profit	3,006,366	2,323,923

Selling Expenses (a)	2,279,974	1,468,884
Research and Development (a)	493,611	433,614
Wages and Benefits (a)	4,550,833	4,380,434
Professional Services (a)	1,296,368	1,945,331
Legal Settlement	630,568	--
Depreciation	37,691	26,346
Amortization	21,810	11,485
Other Operating Expenses (a) (b)	1,525,419	1,214,646

Segment Operating Loss	(7,829,908)	(7,156,817)

Other Income (Expense):
Financing charges	(30,240)	(230,824)
Interest expense	(73,969)	(174,328)
Change in fair value of warrant liability	(7,634)	(941)
Change in fair value of derivative liability	—	—
Amortization of debt discount and issuance cost	—	(126,387)
Extinguishment of debt liabilities	—	—
Other income	141,196	33,620
Other expense	—	(585,824)
Total other income (expense), net	29,353	(1,084,684)

Net Loss	$(7,800,555)	$(8,241,501)

(a)	The significant expense categories and amounts align with the segment-level information provided on a regular basis to the CODM.
(b)	Other operating expenses include advertising, rent and utilities, insurance, depreciation and amortization, travel, software subscription fees, board fees and bad debt expense.

Total segment assets for IB-Stim amounted to $6,404,036 and $4,757,572 as of December 31, 2025 and 2024, respectively. Total segment capital expenditures for IB-Stim amounted to $131,150 and $27,776 for the years ended December 31, 2025 and 2024, respectively. Total segment depreciation and amortization amounted to $59,501 and $37,831 for the years ended December 31, 2025 and 2024, respectively.

Significant segment non-cash charges settled in common stock include (i) consulting and advisory fees totaling $146,423 and $754,685 for the years ended December 31, 2025 and 2024, respectively, and (ii) hiring grants totaling $7,268 and $227,000 for the years ended December 31, 2025 and 2024, respectively.

Neuraxis, Inc.

Notes to Financial Statements

16. Settled Litigation

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

On September 28, 2022, the Company filed a motion to dismiss all claims. On May 25, 2023, the Court issued an Order and a Memorandum Opinion which dismissed the plaintiffs’ claims related to the RICO Act. The remaining claims were still pending, and no trial date was set for the case. The Court vacated its Scheduling Order at the parties’ request so that the parties could try to resolve the disputes in both cases through an independent third-party mediator.

On April 25, 2025, the parties reached a tentative $750,000 settlement payable in 12 equal monthly installments beginning in January of 2026 as filed with the United States District Court for the District of Maryland with the settlement agreement duly executed on May 15, 2025. The Company recorded a charge of $630,568 for the year ended December 31, 2025, in the Statements of Operations classified as general and administrative expense, while imputed interest expense was recorded as incurred and totaled $62,115. As of December 31, 2025, the Company accrued $692,683 as accrued expenses in the Balance Sheet.

Neuraxis, Inc.

Notes to Financial Statements

17. Commitments and Contingencies

Manufacturing Services Agreements

The Company is party to two separate manufacturing services agreements for the manufacture and supply of the Company’s IB-Stim and RED devices based on the Company’s product specifications that expire in March and August, 2027, respectively, and automatically renew annually unless either party provides a written termination notice to the other party within 180 days prior to the end of the then-current term. The Company’s IB-Stim and RED devices are manufactured in Indiana and Michigan, respectively. The Company provides the necessary equipment to the manufacturers and retains ownership. The manufacturers bear the risk of loss of and damage to the equipment and consigned materials. Performance under the agreement is initiated by orders issued by the Company and accepted by the manufacturers. The Company also entered into quality agreements with the manufacturers to perform quality assurance services on product provided by the Company.

Advisory Agreement

On March 18, 2024, the Company terminated its private placement services agreement and entered into an advisory agreement with a financial advisor for debt, equity and public securities market services for one year. The advisory agreement included a monthly fee of $30,000 and 7,563 common stock warrants to be issued monthly at an exercise price of $2.38 with a term of five years. On December 31, 2024, the Company and the financial advisor terminated the advisory agreement subject to the cancelation of 30,252 common stock warrants issued after July 2024 and the payment for services rendered totaling $180,000 during the year ended December 31, 2025.

Settlement Agreements

The Company issued 13,518 and 245,955 shares of common stock to various pre-IPO 2022 Convertible Note, warrant and Series A Preferred Stock holders to settle certain claims for the years ended December 31, 2025 and 2024, respectively. The Company recorded the fair value of the settlements totaling $30,240 as Finance Charges for the year ended December 31, 2025 and $230,824 of Finance Charges and $580,250 of Other Expense for the year ended December 31, 2024 in the Statements of Operations.

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

There are nine key employees and two non-employees that have stock options of the Company totaling 1,319,394 shares. These key employees have a provision in their agreements whereas the Company will pay a special bonus equal to the aggregate of the strike price or exercise price of all their stock options plus a tax gross-up payment. The special bonus shall be paid in twenty percent (20%) installments starting January 2, 2024, and the same date each of the next four years. As a condition of the payment, the key employee must exercise at least 20% of their stated number of stock options. There are additional provisions to cover termination and change of control events. None of the key employees exercised any of options as of January 2, 2026.

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

Neuraxis, Inc.

Notes to Financial Statements

The Company recorded the fair value of the stock options totaling $8,596,661 on the grant date. In addition, a $6,225,169 incremental tax gross up payment is contingent upon the employees exercising their deferred bonus provision which will be recorded when probable.

On April 10, 2024, the Company terminated the employment of the Company’s Chief Operating Officer. Pursuant to the employment agreement, the Company made (i) salary continuation payments for six months during the year ended December 31, 2024, (ii) issued 25,832 shares of common stock at a fair value of $78,788 and (iii) made a $41,980 one-time payment in lieu of the exercise of 13,764 stock options that expired on January 2, 2024. The Company was also obligated to provide health care coverage through October 2025.

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

18. Employee Benefits

The Company sponsors a 401(k)-retirement plan for its employees. Employees are eligible to participate in the elective deferral portion of the plan after twelve months and 1,000 hours of service. The Company can also make a 3% discretionary profit-sharing contribution on an annual basis to employees with earnings under a certain threshold. Profit sharing expense totaled $19,634 and $20,868 for years ended December 31, 2025 and 2024, respectively.

Neuraxis, Inc.

Notes to Financial Statements

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

The Company maintains a stop loss contract that reimburses the Company for claims paid under the plan if they exceed a predetermined level. The Company makes contributions for health care costs and associated expenses that are expected during the plan year. The amount of contributions is determined annually based on the Company’s maximum liability for expected claims, administrative expenses, and premiums for the stop loss policy. The Company incurred premiums of $308,975 and $257,642 for the years ended December 31, 2025 and 2024, respectively.

The Company is responsible for the monthly premiums, as established, and nothing further. The stop loss policy covers the claims if they exceed the claims funds. After a certain time, and if there is a surplus in the claims fund, the Company may be entitled to receive a 48.5% refund from the fund. This amount is recognized by the Company when received.

19. Income Taxes

The income tax provision consists of:

	For the Years Ended December 31,
	2025	2024

Total current provision	$-	$-
Deferred:
Federal	(1,541,974)	(1,561,596)
State	(461,972)	(634,364)
Total deferred benefit	(2,003,946)	(2,195,960)
Valuation allowance	2,003,946	2,195,960
Total income tax provision	$—	$—

A reconciliation of the U.S. federal statutory income tax rate to the effective income tax rate is as follows:

	For the Years Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate

Federal statutory income tax rate	$1,638,117	$21.0%	1,730,715	21.0%
State rate, net of valuation allowance and federal benefit	215	—	(14,883)	(0.2)
Change in federal valuation allowance	(1,637,466)	(21.0)	(1,797,167)	(21.8)
Other	(866)	—	81,335	1.0
Effective income tax rate	$—	—%	$—	—%

(a)	State taxes in Indiana and California comprise the majority of this category.

Neuraxis, Inc.

Notes to Financial Statements

The Company did not recognize an income tax provision for the years ended December 31, 2025 and 2024 due to net operating losses reported in both years.

The Company did not pay any federal income taxes for the years ended December 31, 2025 and 2024. The Company received income tax refunds from the state of Indiana totaling $13,140 and $10,164 for the years ended December 31, 2025 and 2024, respectively.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”), Public Law No. 119-21, which includes significant changes to U.S. federal tax law. Key provisions of the OBBBA include, among other items, the extension of certain Tax Cuts and Jobs Act of 2017 (“TCJA”) provisions, permanent reinstatement of 100% bonus depreciation for qualifying property and modifications to various deductions and credits within the Internal Revenue Code.

Under U.S. GAAP, the effects of changes in tax law are recognized in the period that includes the enactment date. Accordingly, the Company evaluated the provisions of the OBBBA during the year ended December 31, 2025. Based on the Company’s preliminary analysis, the enactment of the OBBBA did not result in a material change to the Company’s effective tax rate for the year ended December 31, 2025.

The Company continues to evaluate the full impact of the OBBBA, including interpretive guidance that may be issued by the U.S. Department of the Treasury and the Internal Revenue Service. As additional guidance becomes available, the Company may refine its estimates related to the accounting for income taxes under ASC 740.

Deferred income taxes are provided for temporary differences between the financial and tax bases of the Company’s assets and liabilities. The temporary differences that give rise to net deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$11,004,401	$9,222,603
Stock based compensation	1,628,094	1,447,339
Accrued compensation	298,201	266,816
Notes receivable reserve	260,362	296,297
Operating lease payable	68,977	143,484
Accounts payable	23,784	84,105
Other	361,132	149,168
Total gross deferred tax assets	13,644,951	11,609,812
Valuation allowance	(13,375,770)	(11,371,824)
Total deferred tax assets	$269,181	$237,988

Deferred tax liabilities:
Prepaid expenses	$81,050	$74,991
Operating lease right of use asset	67,241	72,560
Accounts receivable	50,310	64,443
Other	70,580	25,994
Total deferred tax liabilities	269,181	237,988
Deferred tax assets, net	$—	$—

Neuraxis, Inc.

Notes to Financial Statements

Management assessed the realizability of its deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets due to a history of operating losses. As a result, the Company maintained a full valuation allowance and does not reflect any deferred taxes in its Balance Sheets as of December 31, 2025 and 2024.

On December 31, 2025, the Company’s federal and state net operating loss (NOL) carryforwards totaled $43,160,139 and $41,230,553 respectively. These NOL carryforwards may be offset against future taxable income. There is no limitation on the number of years to utilize the federal NOLs. The federal deduction will be limited to 80% of modified taxable income. The state NOLs are allowed up to 100% of taxable income and generally can be carried forward no longer than 20 years after the year of the taxable loss.

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

If not used, the state NOL carryforwards will expire as follows:

2037	$72,216
2038	1,039,986
2039	2,033,750
2040	4,457,495
2041	2,406,225
Thereafter	31,102,107
No expiration	118,774
Total state NOL carryforwards	$41,230,553

The Company believes it has made adequate provision for all income tax uncertainties. The assessment is subject to change based on the completion of audits or statute of limitation expirations.

The federal and state income tax returns have a three-year statute of limitations once filed with the appropriate jurisdiction. The Company’s income tax returns are subject to examination by the federal and state taxing authorities in the United States for the years ended December 31, 2022 through 2025.

Neuraxis, Inc.

Notes to Financial Statements

20. Subsequent Events

On January 22, 2026, the Company granted 437,431 RSUs pursuant to the Neuraxis, Inc. 2022 Omnibus Securities and Incentive Plan as amended on August 15, 2024. The RSUs vest annually pro rata over a three-year period and are payable in shares of the Company’s common stock. The RSUs fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of the report date.

Also on January 22, 2026, the Company issued 86,392 shares of common stock to its independent board members for their 2025 and 2026 service.

In January through March of 2026, pursuant to the August 2025 At The Market Offering Agreement with Craig-Hallum Capital Group LLC, the Company issued 405,969 shares of common stock to investors for gross proceeds of $2,312,443 with such shares registered pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-283798), previously filed with the Securities and Exchange Commission (“SEC”) on December 13, 2024, and declared effective on February 11, 2025, and the related prospectus supplements filed with the SEC on August 29, 2025, and on October 23, 2025.

In February of 2026, the Company issued 136,126 shares of common stock upon exercise of an equivalent amount of common stock warrants for gross proceeds of $323,980.

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

NEURAXIS, INC.

Dated: March 19, 2026	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer

Dated: March 19, 2026	By:	/s/ Timothy R. Henrichs
Timothy R. Henrichs
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Carrico	Chief Executive Officer and Director	March 19, 2026
Brian Carrico	(Principal Executive Officer)

/s/ Timothy R. Henrichs	Chief Financial Officer (Principal	March 19, 2026
Timothy R. Henrichs	Financial Officer and Principal Accounting Officer)

/s/ Christopher Robin Brown	Director	March 19, 2026
Christopher Robin Brown

/s/ Bradley Mitch Watkins	Director	March 19, 2026
Bradley Mitch Watkins

/s/ Beth Keyser	Director	March 19, 2026
Beth Keyser

/s/ Kristin Ferge	Director	March 19, 2026
Kristin Ferge

/s/ Gilad Aharon	Director	March 19, 2026
Gilad Aharon

94