Form 10-Q
period 2026-03-31
Neuraxis, INC
filed 2026-05-12
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2026 was 12,384,405 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

NeurAxis, Inc.

Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$7,078,659	$4,965,072
Accounts receivable, net of credit losses of $7,220 and $7,326 as of March 31, 2026 and December 31, 2025, respectively	385,009	195,703
Inventories, net of reserves of $28,048 and $34,524 as of March 31, 2026 and December 31, 2025, respectively	238,282	257,132
Prepaids and other current assets	441,075	315,283
Total current assets	8,143,025	5,733,190

Property and Equipment, at Cost	382,465	382,465
Less - accumulated depreciation	(314,935)	(306,901)
Property and equipment, net	67,530	75,564

Other Assets:
Operating lease right of use asset, net	245,350	261,565
Intangible assets, net	266,494	274,778
Other non-current assets	23,307	58,939
Total Assets	$8,745,706	$6,404,036

Liabilities

Current Liabilities:
Accounts payable	$305,296	$139,365
Accrued expenses	2,261,447	2,393,229
Current portion of operating lease payable	68,789	65,752
Notes payable	100,735	148,293
Customer deposits	29,585	28,660
Warrant liabilities	48,306	16,800
Total current liabilities	2,814,158	2,792,099

Non-Current Liabilities:
Operating lease payable, net of current portion	183,998	202,566
Other non-current liabilities	—	9,999
Total liabilities	2,998,156	3,004,664

Commitments and contingencies (see note 15)

Stockholders’ Equity
Convertible Series B Preferred stock, $0.001 par value; 5,000,000 shares authorized, 3,796,907 shares issued and outstanding as of March 31, 2026 and December 31, 2025	3,797	3,797
Common stock, $0.001 par value; 100,000,000 shares authorized; 11,450,045 and 10,652,812 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11,450	10,653
Additional paid in capital	72,093,902	67,985,089
Accumulated deficit	(66,361,599)	(64,600,167)

Total stockholders’ equity	5,747,550	3,399,372

Total Liabilities and Stockholders’ Equity	$8,745,706	$6,404,036

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Net Sales	$1,607,883	$895,655
Cost of Goods Sold	218,366	139,475

Gross Profit	1,389,517	756,180

Selling Expenses	824,336	500,119
Research and Development	99,567	117,867
General and Administrative	2,206,293	2,433,292

Operating Loss	(1,740,679)	(2,295,098)

Other Income (Expense):
Interest expense	(26,189)	(2,237)
Change in fair value of warrant liability	(31,506)	1,831
Other income	36,942	16,820
Total other (expense) income, net	(20,753)	16,414

Net Loss	(1,761,432)	(2,278,684)
Preferred stock dividends	(189,399)	(213,543)
Net Loss Available to Common Stockholders	$(1,950,831)	$(2,492,227)

Per-Share Data
Basic and diluted loss per share	$(0.18)	$(0.33)

Weighted Average Common Shares Outstanding
Basic and diluted	10,948,121	7,463,578

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2025	4,280,939	$4,281	6,990,227	$6,990	$58,856,089	$(56,799,612)	$2,067,748
Warrants exercised	-	-	186,166	186	(186)	-	-
Common stock issued from agreements	-	-	39,471	40	112,453	-	112,493
Stock-based compensation	-	-	-	-	105,811	-	105,811
Additional paid in capital from restricted stock units	-	-	-	-	251,111	-	251,111
Net loss	-	-	-	-	-	(2,278,684)	(2,278,684)
Balances at March 31, 2025	4,280,939	$4,281	7,215,864	$7,216	$59,325,278	$(59,078,296)	$258,479

Balances at January 1, 2026	3,796,907	$3,797	10,652,812	$10,653	$67,985,089	$(64,600,167)	$3,399,372
Warrants exercised	-	-	213,040	213	506,822	-	507,035
Common stock issued from agreements	-	-	86,392	86	399,909	-	399,995
Issuance of common stock pursuant to shelf registration statement	-	-	495,456	495	2,989,866	-	2,990,361
Offering costs	-	-	-	-	(110,431)	-	(110,431)
Common stock issued under the 2022 Omnibus Securities and Incentive Plan	-	-	2,345	3	(6,787)	-	(6,784)
Stock-based compensation	-	-	-	-	329,434	-	329,434
Net loss	-	-	-	-	-	(1,761,432)	(1,761,432)
Balances at March 31, 2026	3,796,907	$3,797	11,450,045	$11,450	$72,093,902	$(66,361,599)	$5,747,550

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(1,761,432)	$(2,278,684)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16,317	6,356
Provisions for losses on accounts receivable	(106)	—
Provisions for losses on inventory	(6,476)	—
Loss on disposal of property and equipment	—	533
Non-cash lease expense	16,215	13,719
Stock-based compensation	329,434	105,811
Issuance of common stock for non-cash consideration	50,001	—
Change in fair value of warrant liabilities	31,506	(1,831)
Changes in operating assets and liabilities:
Accounts receivable	(189,200)	910
Inventory	25,326	6,907
Prepaids and other current assets	39,119	25,840
Accounts payable	165,932	(61,931)
Accrued expenses	68,213	156,784
Customer deposits	925	5,157
Operating lease liability	(15,531)	(14,823)
Other non-current liabilities	—	431,597
Net cash used in operating activities	(1,229,757)	(1,603,655)

Cash Flows from Investing Activities
Additions to property and equipment	—	(18,000)
Net cash used in investing activities	—	(18,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,990,361	—
Proceeds from exercised warrants	507,035	—
Offering costs paid	(89,711)	—
Principal payments on notes payable	(57,557)	(69,845)
Taxes paid related to net share settlement of restricted stock units	(6,784)	—
Net cash provided by (used in) financing activities	3,343,344	(69,845)

Net Increase (Decrease) in Cash and Cash Equivalents	2,113,587	(1,691,500)

Cash and Cash Equivalents at Beginning of Period	4,965,072	3,696,870

Cash and Cash Equivalents at End of Period	$7,078,659	$2,005,370

Supplemental Disclosure of Operating Activities
Cash paid for interest	$2,573	$2,237
Cash paid for income taxes	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock issued for services	$399,995	$112,493
Common stock issued upon cashless exercise of warrants	—	186
Share settlement of restricted stock units, net of shares withheld for payment of payroll taxes	3	—
Deferred offering costs reclassified to additional paid in capital upon completion of stock offering	20,720	—

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

●	The IB-STIM is a percutaneous electrical nerve field stimulator (PENFS) device that is indicated in patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome and in patients 8 years and older with functional abdominal pain associated with functional dyspepsia and related nausea symptoms.

●	RED is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity patients who experience desire or urge to defecate at lower volumes of distention. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal and was licensed to Masimo Corporation (“Masimo”). Masimo marketed and sold this product as its Masimo Bridge. On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable in equal installments on December 31, 2025 and June 30, 2026. The termination agreement allowed the Company to recapture its rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020.

●	The original 510(K) device was an Electroacupuncture Device (“EAD”), now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments which are necessary for a fair presentation of the Company’s financial information. These unaudited interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or any other interim period or for any other future year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025.

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

These significant accounting estimates or assumptions bear the risk of change due to uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for credit losses, stock-based compensation, income tax provisions, excess and obsolete inventory reserve, impairment of property and equipment and intellectual property. Actual results could differ from those estimates.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to current period presentation. The Company reclassified $366,165 of general and administrative expenses to selling expenses in the Condensed Statements of Operations for the three months ended March 31, 2025. The Company also reclassified $57,311 of general and administrative expenses to research and development expenses in the Condensed Statements of Operations for the three months ended March 31, 2025. These reclassifications had no impact on previously reported net loss, total assets, total liabilities or total equity.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable is stated at the amount management expects to collect from outstanding balances, net of an allowance for credit losses. Management evaluates many factors when determining the collectability of specific customer accounts, including, but not limited to, creditworthiness, past transaction and payment history, current economic industry trends and changes in payment terms. Management used assumptions and judgment based on the best available facts and circumstances to estimate and record an allowance. The Company monitors accounts receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience, aging schedule and other factor, including those related to current and forecasted market conditions and events. The allowance for credit losses was $7,220 and $7,326 as of March 31, 2026 and December 31, 2025, respectively. The Company recorded no credit loss expense for the three months ended March 31, 2026 and 2025.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. The Company has reserved for expired inventory as charges to cost of goods sold of $758 and $0 for the three months ended March 31, 2026 and 2025, respectively. There was no reserve for research devices recorded as charges to research and development expenses for the three months ended March 31, 2026 and 2025, respectively. Inventory reserves totaled $28,048 and $34,524 as of March 31, 2026 and December 31, 2025, respectively.

Selling Expenses

Selling expenses consist primarily of advertising, marketing and promotion of the Company’s products including salaries and related personnel costs and travel expenses. Advertising expenses are expensed as incurred and amounted to $29,821 and $85,348 for the three months ended March 31, 2026 and 2025, respectively.

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

On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration payable in equal installments on December 31, 2025, and June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020 for use in the reduction of the symptoms of opioid withdrawal. The intellectual property is amortized over its remaining trademark life of approximately nine years.

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

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or financial instruments for which all significant inputs are observable or can be corroborated by observable market data, either directly or indirectly.

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

Management believes the estimated fair value of certain accounts including cash, accounts receivable, account payable and other current assets on March 31, 2026, and December 31, 2025, approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 3 accounts include warrant liabilities and the floating lookback option provision in the Neuraxis, Inc. Employee Stock Purchase Plan. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing and discounted cash flow models. The valuation techniques involve management’s estimates and judgment based on unobservable inputs. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

There were no transfers between any of the levels during the three months ended March 31, 2026 and 2025. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company had no assets that were measured on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

Basic and Diluted Net Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents that were outstanding for the periods presented. In periods when losses are reported, which is the case for the three month periods ended March 31, 2026 and 2025 presented in these financial statements, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. Preferred stock dividends (neither declared nor paid) were $1,215,264 and $1,025,865 as of March 31, 2026 and December 31, 2025, respectively.

The Company had the following potentially dilutive common stock equivalents:

	March 31,
	2026	2025

Options	1,319,394	1,319,394
Restricted Stock Units	1,265,443	842,214
Warrants	1,166,484	2,139,883
Series B Preferred Stock	3,796,907	4,280,939
Undeclared Cumulative Series B Preferred Stock Dividends	510,615	178,492
Totals	8,058,843	8,760,922

The following table presents the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(1,761,432)	$(2,278,684)
Preferred stock dividends	(189,399)	(213,543)
Net loss available to common stockholders	(1,950,831)	(2,492,227)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	10,948,121	7,463,578
Basic and diluted net loss per share	$(0.18)	$(0.33)

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

The Company uses the Black-Scholes option-pricing model to calculate the fair value of stock options and the Monte Carlo simulation model to calculate the fair value of the floating lookback option with the Neuraxis, Inc. 2025 Employee Stock Purchase Plan. The use of these option-pricing models requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected term of the option, risk-free interest rates, the value of the common stock and expected dividend yield of the common stock. Changes in these assumptions can materially affect the fair value estimate.

Revenue Recognition

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, it (i) identifies the contract(s) with a customer, (ii) identifies the performance obligations in the contract, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations in the contract and (v) recognizes revenue when (or as) the entity satisfies a performance obligation.

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

The Company typically satisfies its performance obligations for goods at a point in time as they are received at the customer’s destination (rather than over time). Goods are shipped by common carrier to customers under FOB destination terms. As such, ownership of goods in transit is transferred to the customer upon receipt as the Company bears the associated risks (e.g., loss, damage or delay). Management typically relies on shipping information from common carriers to evaluate when the customer has obtained control of the goods. Shipping and handling costs are recorded as cost of goods sold in the Condensed Statements of Operations.

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

At the time revenue is recognized, the Company estimates expected returns and excludes those amounts from revenue. The Company also maintains appropriate accounts to reflect the effects of expected returns on the Company’s financial position and periodically adjusts those accounts to reflect its actual return experience. Estimated returns totaled $33,261 and $13,824 as of March 31, 2026 and December 31, 2025, respectively.

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

Going Concern

As of March 31, 2026, the Company had stockholders’ equity of $5,747,550 and short-term outstanding borrowings of $100,735. Additionally, the Company had cash of $7,078,659 and a working capital surplus of $5,328,867 as of March 31, 2026. However, we have incurred losses and negative cash flows from operations since inception and have funded our operations primarily with a combination of sales, debt, and proceeds from the issuance of capital stock.

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

While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering of its debt or equity securities, there can be no assurance that it will be able to do so on reasonable terms, or at all. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering. Neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable. As a result, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As the Company continue to incur losses, the transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or nondilutive financing. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326), which allows registrants to elect a practical expedient when estimating expected credit losses on accounts receivable. Under the practical expedient, an entity may assume that the current conditions as of the balance sheet date persist for the remaining life of the asset, thereby removing the requirement to generate forward-looking forecasts. All entities are required to adopt the standard prospectively for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. The Company adopted the provisions of ASU 2025-05 as of January 1, 2026, on a prospective basis. The Company did not elect the practical expedient and the adoption of the standard did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the enhancement of income tax disclosures to provide better insight into how an entity’s operations and related tax risks, planning and opportunities affect its tax rate and prospects for future cash flows. The enhanced disclosures require (i) specific categories in a tabular rate reconciliation including both amounts and percentages and (ii) additional information for reconciling items and income tax paid that meet a quantitative threshold. Public business entities are required to adopt the standard for annual periods beginning after December 15, 2024. The Company adopted the disclosure provisions of ASU 2023-09 as of December 31, 2025, on a prospective basis. The adoption of this standard did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which provides a comprehensive list of interim disclosures that are required by U.S. GAAP to provide clarity on current requirements. Public business entities are required to adopt the standard for interim periods within annual reporting periods beginning after December 15, 2027. The adoption is not expected to have a material impact on the Company’s financial statements.

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

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. Both notes’ principal balances are $506,400, with interest calculated monthly based on applicable federal rates. No payments have been received on the notes. Since repayment is not assured, the Company has fully reserved for the entire balance of principal and interest. The current allowance is $1,250,388 and $1,241,559 as of March 31, 2026 and December 31, 2025, respectively. The current loan balances are as follows:

	March 31, 2026			December 31, 2025
	Loan	Interest	Interest	Loan	Interest	Interest
	Receivable	Receivable	Income	Receivable	Receivable	Income
Shareholder 1	$506,400	$118,861	$4,414	$506,400	$114,447	$20,096
Shareholder 2	506,400	118,727	4,414	506,400	114,312	20,096
Principal balance	1,012,800	237,588	8,828	1,012,800	228,759	40,192
Allowance for collection risk	(1,012,800)	(237,588)	(8,828)	(1,012,800	(228,759)	(40,192)
Net balance	$—	$—	$—	$—	$—	$—

The Company has loans payable to shareholders related to funding needs for operations. The current loan details for all related party loans are as follows:

				Interest &
		Interest	Loan	Service Fee	Interest
March 31, 2026	Due Date	Rate	Balance	Accrued	Paid
Other Convertibles	Various	5.0%	—	66,648	—
Total			$—	$66,648	$—

				Interest &
		Interest	Loan	Service Fee	Interest
December 31, 2025	Due Date	Rate	Balance	Accrued	Paid
Other Convertibles	Various	5.0%	—	66,648	—
Total			$—	$66,648	$—

The Company was granted an exclusive, worldwide non-transferable, royalty-free license for the auricular portion of certain patents owned by a limited liability company in which the Company’s President and Chief Executive Officer and Chief Regulatory, Compliance and Privacy Officer both maintain an ownership interest. The license allows for the development, marketing and sales of electro-therapy treatments by stimulation of cranial nerves, cranial nerve branches, auricular nerves, auricular nerve branches, auricular nerve bundles and auricular anatomical structures in human patients. The exclusive license agreement expires on October 18, 2037, may be terminated by either party upon 60 days prior written notice and requires the Company to pay costs associated with the maintenance, prosecution and continuation of patent filings. The Company’s Board of Directors pre-approved the reimbursement of up to $20,000 for the year ending December 31, 2026. License costs totaled $453 and $1,317 for the three months ended March 31, 2026 and 2025, respectively. The Company owed the limited liability company $453 and $0 that are included in accounts payable in the Condensed Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

From time to time, a member of the Company’s Board of Directors purchases NeuroStim devices from the Company at cost to conduct research and development activities. The Company’s Board of Directors pre-approved the sale of these NeuroStim devices up to $20,000 for the year ended December 31, 2026. The Company sold NeuroStim devices totaling $1,515 and $1,957 for the three months ended March 31, 2026 and 2025, respectively, under this program.

4. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid insurance	$85,680	$141,299
Prepaid software subscriptions	89,103	103,390
Other	266,292	70,594
Total prepaids and other current assets	$441,075	$315,283

5. Other Non-Current Assets

Other non-current assets consisted of the following

	March 31, 2026	December 31, 2025
Security deposit	$20,163	$20,163
Deferred offering costs	3,144	23,864
Prepaid software subscriptions	—	14,912
Total other non-current assets	$23,307	$58,939

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2026	December 31, 2025
Compensation and benefits	$1,232,230	$1,359,993
Settled litigation	528,799	692,683
NSS-2 Bridge lease termination fee	100,000	100,000
Legal fees	78,550	65,714
Interest	66,648	66,648
Research and development fees	61,204	2,143
Audit fees	52,500	—
Tariffs	50,447	32,000
Other	91,069	74,048
Total accrued expenses	$2,261,447	$2,393,229

7. Notes Payable

On August 9, 2025, the Company entered into a $170,000 note payable to finance the premiums of a business insurance policy, bearing interest at an annual interest rate of 7.45% and maturing on June 9, 2026, to replace the $210,000 note payable entered into on August 9, 2024, with an annual interest rate of 7.40% that matured on June 9, 2025 in conjunction with the annual renewal period. On May 26, 2025, the Company also entered into a note payable with a principal balance of $122,253 to finance subscription fees on certain software arrangements maturing on March 1, 2027. The outstanding principal was $100,735 and $148,293 as of March 31, 2026 and December 31, 2025, respectively.

Interest expense totaled $26,189 and $2,237 for the three months ended March 31, 2026 and 2025, respectively. The Company’s accrued interest totaled $66,648 as of March 31, 2026 and December 31, 2025.

8. Leases

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Condensed Balance Sheets. The Company did not have any finance leases at March 31, 2026 and December 31, 2025.

The Company has two leases consisting of office space in Batesville and Carmel, Indiana. The lease in Batesville, Indiana commenced on August 1, 2025, and has an initial term of three years, with automatic one-year renewals subject to an annual 4% rent escalation, unless 60-day notice of vacating is given. On May 19, 2025, the Company terminated its prior lease in Versailles, Indiana, with a monthly lease payment of $1,800, effective July 31, 2025, without penalty due to relocation of the office space to Batesville, Indiana, with the same landlord. The current monthly lease payment is $2,000 with no escalations during the initial lease term. On June 13, 2025, the Company prepaid $25,200 towards the monthly lease payments which will be amortized over the initial lease term. The lease in Carmel, Indiana commenced January 1, 2024, with an initial term of five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. The Company was only obligated to pay an amount equal to 50% of the monthly base rent for the first 10 months of the term.

The Company recognized operating lease expense of $26,116 and $25,523 for the three months ended March 31, 2026 and 2025, respectively, including short-term lease expense and variable lease costs.

The following table presents information related to the Company’s operating leases:

	March 31, 2026	December 31, 2025
Operating lease right of use asset, net	$245,350	$261,565

Current portion of operating lease payable	68,789	65,752
Operating lease payable, net of current portion	183,998	202,566
Total operating lease payable	$252,787	$268,318

Weighted-average remaining lease term (in years)	3.07	3.31
Weighted-average discount rate	15.0%	15.0%

As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Remainder of 2026	$75,261
2027	102,456
2028	98,127
2029	38,025
Total lease payments	313,869
Less: imputed interest	(61,082)
Total present value of lease payments	$252,787

9. Common Stock and Warrants

The Company has authorized 100,000,000 shares of common stock, of which 11,450,045 and 10,652,812 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

On January 22, 2026, the Company issued 43,196 shares of common stock with a fair value of $199,995 to its Board of Directors for their services for the year ending December 31, 2026. The Company recorded $50,000 as general and administrative expense in the Condensed Statements of Operations for the three months ended March 31, 2026 and $149,995 as prepaids and other current assets in the Condensed Balance Sheet as of March 31, 2026.

On January 22, 2026, the Company issued another 43,196 shares of common stock with a fair value of $200,000 to its Board of Directors for their service during the year ended December 31, 2025. The Company recorded $50,000 as general and administrative expense in the Condensed Statements of Operations for the three months ended March 31, 2025.

During the three months ended March 31, 2026, pursuant to the August 2025 At The Market Offering Agreement, the Company issued 495,456 shares of common stock to investors for gross proceeds of $2,990,361 with such shares registered pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-283798), previously filed with the Securities and Exchange Commission (“SEC”) on December 13, 2024, and declared effective on February 11, 2025, and the related prospectus supplements filed with the SEC on August 29, 2025, and on October 23, 2025.

Additionally, during the three months ended March 31, 2026, the Company issued (i) 213,040 common shares upon the exercise of warrants and (ii) 2,345 common shares pursuant to the 2022 Omnibus Securities and Incentive Plan.

During the three months ended March 31, 2025, the Company issued (i) 39,471 shares of common stock with a fair value of $112,493 to its Board of Directors for their service from April 1, 2024 through December 31, 2024, which was recorded as general and administrative expense in the Condensed Statements of Operations and (ii) 186,166 shares of common stock to an investor in exchange for 502,647 warrants in a cashless exercise transaction with $186 reclassified from additional paid in capital to common stock in the Condensed Statements of Stockholders’ Equity.

The following is a summary of warrant activity for common stock during the three months ended March 31, 2026 and year ended December 31, 2025:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of January 1, 2025	2,642,530	$2.41	2.93
Exercised	(1,263,006)	1.82	2.12
Outstanding as of December 31, 2025	1,379,524	2.44	2.26
Exercised	(213,040)	2.38	1.94
Outstanding as of March 31, 2026	1,166,484	$2.45	2.04

The following table summarizes the Company’s warrants outstanding and exercisable as of March 31, 2026:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Investor Warrant	12,852	$8.76	September 18, 2028
2022 Convertible Notes	160,960	$2.38	Various in 2027
2023 Convertible Notes	861,790	$2.38	Various in 2028
Underwriter Warrants	54,370	$2.38	August 8, 2028
Advisory Agreement Warrants	76,512	$2.38	Various in 2029
	1,166,484

10. Preferred Stock

The Company’s shareholders authorized 5,000,000 shares of preferred stock of which 5,000,000 shares were designated as $0.001 par value Series B Preferred Stock with 3,796,907 shares issued and outstanding as of March 31, 2026 and December 31, 2025. Series B Preferred Stock shareholders vote with Common Stock shareholders on an as-converted basis and not as a separate class. Cumulative dividends accrue at 8.5% per annum and are due and payable in either cash for common shares as the Company’s discretion on a quarterly basis through December 31, 2026. Series B Preferred Stock converts to common stock on a 1:1 basis, subject to adjustments for stock dividends, splits, combinations and similar events as well as unpaid dividends thereon, solely at the election of the holder at any time.

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

As of March 31, 2026 and December 31, 2025, there were no preferred stock dividends declared or paid. Series B Preferred Stock undeclared cumulative dividends totaled $1,215,264 and $1,025,865 as of March 31, 2026 and December 31, 2025, respectively.

11. Stock-Based Compensation

Restricted Stock Units

Pursuant to the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan, the Company initiated grants of restricted stock units (“RSUs”) to certain employees as follows:

	Three Months Ended March 31,
	2026		2025
	Number of RSUs	Weighted Average Fair Value	Number of RSUs	Weighted Average Fair Value
Outstanding as of Beginning of Period	831,346	$2.32	—	$—
Granted	437,431	4.63	852,214	2.31
Vested	(3,334)	2.36	—	—
Outstanding as of End of Period	1,265,443	$3.12	852,214	$2.31

The RSUs granted during the three months ended March 31, 2026 are subject to a pro rata annual vesting period over 3 years whereas the RSUs granted during the three months ended March 31, 2025 are subject to a three-year cliff vesting period. The RSUs are payable in shares of the Company’s common stock and fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of March 31, 2026.

Total stock-based compensation expense related to RSUs is classified in the Company’s Condensed Statements of Operations as general and administrative expense and amounted to $329,434 and $105,811 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, total unrecognized stock-compensation expense relating to unvested stock awards granted under the Company’s share-based compensation plans amounted to $2,864,172.

Stock Options

The following is a summary of the Company’s outstanding stock options as of March 31, 2026 and December 31, 2025:

	Number of Options	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,319,394	3.69	$6.94	$—
Outstanding as of March 31, 2026	1,319,394	3.44	$6.94	$—
Vested and Exercisable as of March 31, 2026	1,319,394	3.44	$6.94	$—

There was no stock-based compensation expense related to stock options recorded for the three months ended March 31, 2026 and 2025.

Employee Stock Purchase Plan

On July 1, 2025, the Compensation Committee of the Board of Directors (“Board”) of the Company adopted the NeurAxis, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”), effective as of the same date and subject to Shareholder approval by July 1, 2026. The purpose of the ESPP is to provide eligible employees an opportunity to acquire common stock of the Company at a 15% discount using payroll deductions. The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 100,000, subject to an annual increase on January 1st of each year from 2026 through 2035 by the lesser of (i) 1% of the Company’s outstanding capital stock as of the prior December 31st or (ii) 100,000 shares. The Board may reduce or eliminate this annual increase before February 1st of any given year. Total stock-based compensation expense includes $37,329 and $0 relating to the ESPP for the three months ended March 31, 2026 and 2025, respectively. Employee withholdings of $96,604 and $13,611 are included in accounts payable in the Condensed Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

12. Warrant Liabilities

The Company has evaluated financial instruments arising from warrants that are issued and outstanding as of March 31, 2026 and December 31, 2025. The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the liability and to mark to market the fair value of the warrant at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included (i) an exercise price of $8.76 per share, (ii) an expected remaining term of each warrant based on the remaining contractual maturity of the each warrant, (iii) estimated volatility ranging from 89.1% to 94.7% based on historical stock prices of comparable companies with a look back period commensurate with the period to maturity, (iv) a risk-free interest rate ranging from 3.72% to 3.96% based on the interest rates of U.S. Treasury Notes consistent with the expected remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following are the changes in the warrant liabilities during the three months ended March 31, 2026 and year ended December 31, 2025:

Level 3
Warrant liabilities as of January 1, 2025	$9,166
Changes in fair value of warrant liabilities	7,634
Warrant liabilities as of December 31, 2025	16,800
Changes in fair value of warrant liabilities	31,506
Warrant liabilities as of March 31, 2026	$48,306

13. Segment Information

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

The following reconciles the reportable segment net sales and operating loss to the Company’s reported net loss:

	Three months ended March 31,
	2026	2025
Net Revenue	$1,607,883	$895,655
COGS	218,366	139,475
Gross Profit	1,389,517	756,180
Selling Expenses (a)	824,336	500,119
Research & Development (a)	99,567	117,867
Compensation and Benefits (a)	1,412,665	1,075,244
Professional Services (a)	436,303	406,716
Legal Settlement	-	619,097
Depreciation	8,034	3,735
Amortization	8,284	2,621
Other Operating Expenses (a) (b)	341,007	325,879
Segment Operating Loss	(1,740,679)	(2,295,098)
Interest Expense	(26,189)	(2,237)
Change in Fair Value of Warrant Liability	(31,506)	1,831
Other Income	36,942	16,820
Total Other (Expense) Income, Net	(20,753)	16,414
Net Loss	$(1,761,432)	$(2,278,684)

(a)	The significant expense categories and amounts align with the segment-level information provided on a regular basis to the CODM.
(b)	Other operating expenses include rent and utilities, insurance, travel, software subscription fees, board fees and bad debt expense.

Total segment assets for IB-STIM amounted to $8,745,706 and $6,404,036 as of March 31, 2026 and December 31, 2025, respectively. Total segment capital expenditures for IB-STIM amounted to $0 and $18,000 for the three months ended March 31, 2026 and 2025, respectively. Total segment depreciation and amortization amounted to $16,317 and $6,356 for the three months ended March 31, 2026 and 2025, respectively.

Significant segment non-cash charges settled in common stock include (i) consulting and advisory fees totaling $399,995 and $112,493 for the three months ended March 31, 2026 and 2025, respectively, and (ii) hiring grants totaling $5,534 and $0 for the three months ended March 31, 2026 and 2025, respectively.

14. Settled Litigation

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

On April 25, 2025, the parties reached a $750,000 settlement payable in 12 equal monthly installments that began in January of 2026. The Company recorded a charge of $619,097 classified as general and administrative expense in the Condensed Statements of Operations during the three months ended March 31, 2025, while interest expense was recorded as incurred. As of March 31, 2026, the Company maintained a liability of $528,799 classified as accrued expenses in the Condensed Balance Sheets.

15. Commitments and Contingencies

Manufacturing Services Agreement

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

There are nine key employees and two non-employees that have stock options of the Company totaling 1,319,394 shares. These key employees have a provision in their agreements whereas the Company will pay a special bonus equal to the aggregate of the strike price or exercise price of all their stock options plus a tax gross-up payment. The special bonus shall be paid in twenty percent (20%) installments starting January 2, 2024, and the same date each of the next four years. As a condition of the payment, the key employee must exercise at least 20% of their stated number of stock options. There are additional provisions to cover termination and change of control events. None of the key employees have exercised any of the stock options as of March 31, 2026.

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

The Company recorded the fair value of the stock options totaling $5,610,234 as compensation cost on the grant date. In addition, a $6,225,169 incremental tax gross up payment is contingent upon the employees exercising their deferred bonus provision which will be recorded when probable.

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

16. Subsequent Events

On April 1, 2026, the Company issued 43,885 shares of common stock to eligible employees pursuant to the NeurAxis, Inc. 2025 Employee Stock Purchase Plan effective as of July 1, 2025 and subject to shareholder approval by July 1, 2026.

On April 9, 2026, the Company’s Board of Directors approved the cancelation of 1,319,394 stock options issued under the 2017 Innovative Health Solutions, Inc. 2017 Stock Compensation Plan and the grant of an equivalent amount of RSUs with immediate vesting under the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan, subject to shareholder approval. The stock option cancelation and RSU grant will be treated as a modification under ASC 718, Compensation—Stock Compensation, whereby the Company will recognize incremental compensation cost as the excess of the fair value of the granted RSUs over the fair value of the stock options immediately before the exchange. The Company estimates $4,250,000 of incremental compensation cost will be recorded upon approval of the exchange by the shareholders.

On April 10, 2026, the Company’s Board of Directors declared a dividend on the Series B Preferred Stock. Holders of record of the Company’s Series B Preferred Stock as the record date of April 21, 2026, received a stock dividend on April 28, 2026, of the Company’s par value $0.001 Common Stock for every share of Series B Preferred Stock. The Company issued 510,605 shares of Common Stock based on the 8.5% per annum cumulative dividend rate.

On April 22, 2026, the Company granted 40,000 RSUs to an employee and issued 27,483 shares of common stock, net of taxes, upon vesting.

On May 7, 2026, the Company issued 72,282 shares of common stock to an investor upon conversion of an equivalent amount of Series B Preferred Stock.

In April and May of 2026, pursuant to the August 2025 At The Market Offering Agreement with Craig-Hallum Capital Group LLC, the Company issued 242,255 shares of common stock to investors for gross proceeds of $1,982,528 with such shares registered pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-283798), previously filed with the Securities and Exchange Commission (“SEC”) on December 13, 2024, and declared effective on February 11, 2025, and the related prospectus supplements filed with the SEC on August 29, 2025, October 23, 2025, and April 21, 2026.

In April and May of 2026, the Company issued 37,850 shares of common stock upon exercise of an equivalent amount of common stock warrants for gross proceeds of $90,083.

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no other events that have occurred that would require adjustments to our disclosures in the condensed financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes appearing in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties, and assumptions. You should read the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” sections of our Form 10-K for the period ended December 31, 2025 (the “2025 Annual Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a growth stage company focused on developing neuromodulation therapies to address chronic and debilitating conditions in children. Our mission is to advance drug-free neuromodulation therapies that improve patient outcomes and reduce medication burden in complex disorders, while expanding access to effective care for populations with significant unmet needs. Our IB-Stim device is a PENFS system with FDA indications for patients 8 years and older with functional abdominal pain associated with IBS, functional dyspepsia (FD) and associated FD nausea symptoms. Our RED device is an easy-to-use, office-based, point-of-care test that identifies patients with chronic constipation due to pelvic floor dyssynergia and has FDA market clearance for adults. Other indications in our pipeline are comprised of post-concussion syndrome, cyclic vomiting syndrome, post-operative pain and fibromyalgia pain.

Since our inception, we have incurred significant operating losses. Our net loss was $1,761,432 and $2,278,684 for the three months ended March 31, 2026 and 2025, respectively. Although we had stockholders’ equity of $5,747,550 as of March 31, 2026, our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim and RED devices and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we are able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications.

Factors Affecting our Business and Results of Operations

Revenue

Our revenue is derived from the sale of our IB-Stim device to healthcare companies, primarily hospitals and clinics. Sales generally are not seasonal and only mildly correlated with economic cycles. Our IB-Stim device sells for $1,195 per device, and each patient being treated for functional abdominal pain associated with IBS, functional dyspepsia (FD) and/or associated FD with nausea symptoms will use four devices.

Our sales typically are made on a purchase order basis rather than through long-term purchase commitments. We enter into sales agreements with customers for IB-Stim devices based on purchase orders and standard terms, which vary slightly based on the customer’s form, and conditions of sale. Standard payment terms generally are that payment is due within 30 days.

Inflation did not have a material impact on our operations for any applicable period and we do not expect inflation to have a material impact on our operations for the foreseeable future.

Gross Profit and Gross Margin

Our management uses gross profit and gross margin to evaluate the efficiency of operations and as a key component to determining the effectiveness and allocation of resources. We calculate gross profit as net sales less cost of goods sold, and gross margin as gross profit divided by net sales. Our gross margin has been and will continue to be affected by a variety of factors, primarily the average selling price of our IB-Stim device, production volume, order flows, change in mix of customers, third-party manufacturing costs related to components of our devices, and cost-reduction strategies. We expect our gross profit to increase for the foreseeable future as our net sales grows, both through broader insurer acceptance of our IB-Stim device in the near term and approval of our technology for the treatment of other indications over the longer term. Our gross margin may fluctuate from quarter to quarter due to changes in average selling prices and the mix of patient healthcare coverage (e.g., discounts are provided to lower income patients without healthcare insurance), particularly as we introduce enhancements to our IB-Stim device and new products to address other indications, and as we adopt new manufacturing processes and technologies.

Expenses

We have four categories of expenses: cost of goods sold, selling, research and development (“R&D”), and general and administrative (“G&A”).

Costs of goods sold consist of costs paid for the IB-Stim and RED devices to our contract manufacturers along with shipping and handling costs and expired inventory charges. Expired inventory expense is related to the FDA clearance period from the date our devices are manufactured, and if the device is not sold in such period, a charge is recorded. Expired inventory charges totaled $758 and $0 for the three months March 31, 2026 and 2025, respectively. We have fixed-priced contracts with the manufacturers of our devices.

Our selling expenses primarily consist of advertising, marketing and promotion of the Company’s products including salaries, commissions and other related personnel costs including travel expenses. The Company reclassified $366,165 of general and administrative expenses to selling expenses in the Condensed Statements of Operations for the three months ended March 31, 2025, to conform to current year presentation.

Our research and development expenses primarily consist of clinical research studies, new product development, costs of materials and supplies used in research and development activities and salaries and other related personnel costs for employees engaged in research and development activities to have our IB-Stim and RED devices cleared by the FDA for other indications. The Company reclassified $57,311 of general and administrative expenses to research and development expenses in the Condensed Statements of Operations for the three months ended March 31, 2025, to conform to current year presentation. We expect future R&D expenses for other indications, such as post-concussion syndrome, cyclic vomiting syndrome, post-operative pain and fibromyalgia pain.

General and administrative expense primarily consists of wages and benefits, professional fees including legal and audit, insurance, investor relations, facility costs, utilities and travel.

Results of Operations

The following table presents our statements of operations for the three months ended March 31, 2026 and 2025, respectively:

	(Unaudited)
	Three Months Ended March 31,
	2026	2025

Net sales	$1,607,883	$895,655
Cost of goods sold	218,366	139,475
Gross profit	1,389,517	756,180
Selling expenses	824,336	500,119
Research and development	99,567	117,867
General and administrative	2,206,293	2,433,292
Operating loss	(1,740,679)	(2,295,098)
Other (expense) income:
Interest expense, net	(26,189)	(2,237)
Change in fair value of warrant liability	(31,506)	1,831
Other income	36,942	16,820
Total other (expense) income, net	(20,753)	16,414
Net loss	$(1,761,432)	$(2,278,684)

Net Sales

Net sales increased $712,228, or 79.5%, from $895,655 for the three months ended March 31, 2025, to $1,607,883 for the three months ended March 31, 2026, due to volume growth from customers with full insurance reimbursement coverage that is a function of IB-Stim’s Category I CPT code effective date of January 1, 2026 and broader insurance coverage year over year.

Gross Profit and Gross Margin

Gross profit increased $633,337, or 83.8%, from $756,180 for the three months ended March 31, 2025, to $1,389,517 for the three months ended March 31, 2026, due to higher unit volume from customers with full insurance reimbursement coverage. The increase in gross margin from 84.4% for the three months ended March 31, 2025, to 86.4% for the three months ended March 31, 2026, was due to higher growth from the Company’s undiscounted full reimbursement customers compared to the Company’s financial assistance programs that are discounted to patients without insurance coverage, partially offset by higher device manufacturing costs.

Selling Expenses

Selling expenses increased $324,217, or 64.8%, from $500,119 for the three months ended March 31, 2025, to $824,336 for the three months ended March 31, 2026, due to commission from higher sales volume and additional sales reps and marketing personnel to facilitate growth resulting from the IB-Stim Category I CPT code and broader insurance coverage.

Research and Development

Research and development expenses declined $18,300, or 15.5%, from $117,867 for the three months ended March 31, 2025, to $99,567 for the three months ended March 31, 2026, due to non-recurring RED device development costs in 2025 and proceeds received for devices used in 2026 clinical research studies.

General and Administrative

General and administrative expenses declined $226,999, or 9.3%, from $2,433,292 for the three months ended March 31, 2025, to $2,206,293 for the three months ended March 31, 2026, primarily due to a one-time, non-recurring charge in 2025 to settle a lawsuit partially offset by incremental stock compensation expense from the third year of a three-year vesting plan, higher benefit costs and consulting fees incurred to secure a Federal Supply Schedule agreement with the Veterans Administration.

Operating Loss

Our operating loss improved $554,419, or 24.2%, from $2,295,098 for the three months ended March 31, 2025, to $1,740,679 for the three months ended March 31, 2026, primarily due to higher sales volume and the corresponding gross profit and the absence of a one-time, non-recurring charge in 2025 to settle a lawsuit, partly offset by higher selling expenses.

Other (Expense) Income, Net

Other expense increased $37,167, or 226.4%, from $16,414 of income for the three months ended March 31, 2025, to $20,753 of expense for the three months ended March 31, 2026, primarily due to the change in fair value of warrants and interest expense associated with the settlement of the lawsuit.

Net Loss

Our net loss improved $517,252, or 22.7%, from $2,278,684 for the three months ended March 31, 2025, to $1,761,432 for the three months ended March 31, 2026, due to higher sales volume and the corresponding gross profit and the absence of a one-time, non-recurring charge in 2025 to settle a lawsuit, partly offset by higher selling expenses.

Liquidity and Capital Resources

We had cash on hand of $7,078,659 and $4,965,072 as of March 31, 2026, and December 31, 2025, respectively. We maintained a working capital surplus of $5,328,867 and $2,941,091 as of March 31, 2026, and December 31, 2025, respectively. The increase in working capital was primarily due to (i) proceeds from the issuance of common stock pursuant to the At The Market capital facility and the exercise of warrants and (ii) higher accounts receivable driven by IB-Stim device sales.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of March 31, 2026, we had stockholders’ equity of $5,747,550 and short-term borrowings of $100,735.

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

The following table summarizes our cash flow from operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

	(Unaudited)
	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(1,229,757)	$(1,603,655)
Net cash used in investing activities	-	(18,000)
Net cash provided by (used in) financing activities	3,343,344	(69,845)
Net increase (decrease) in cash and cash equivalents	2,113,587	(1,691,500)
Cash and cash equivalents at beginning of period	4,965,072	3,696,870
Cash and cash equivalents at end of period	$7,078,659	$2,005,370

Operating Activities – Net cash used in operating activities decreased $373,898, or 23.3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a lower operating loss attributable to growth from the Category I CPT code and increased payor coverage as well as more efficient working capital utilization during the three months ended March 31, 2026.

Investing Activities – Net cash used in investing activities decreased $18,000, or 100.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to capital expenditures to manufacture the RED device in 2025 that did not recur in 2026 once the device was launched.

Financing Activities – Net cash provided by (used in) financing activities increased $3,413,189, or 4,886.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to proceeds from the issuance of common stock pursuant to the At The Market capital facility and the exercise of warrants during the three months ended March 31, 2026.

Critical Accounting Estimates

There have been no material changes to the critical accounting estimates previously described in our Form 10-K for fiscal year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were not effective.

Evaluation of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer and oversight of the Audit Committee of the Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

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

In order to remediate the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, undertook measures to enhance the Company’s internal control environment, including the (i) hiring of a principal financial officer and other accounting personnel to ensure the appropriate application of U.S. GAAP, (ii) hiring of a dedicated internal control manager who reports directly to the Audit Committee and whose sole responsibility is to develop, document, implement and maintain our internal control framework including walk throughs, narratives, flow charts, risk control matrices and independent testing of our financial and IT controls, (iii) documentation and communication of business policies such as a delegation of authority over company transactions as well as invoice and journal entry approvals, (iv) completion of a formal monthly close process including account reconciliations with supporting documentation, (v) engagement of a third-party firm that implemented controls to segregate duties and approvals with the proper assignment of roles and responsibilities within the Company’s financial system and (vi) the adoption and implementation of the Information System Audit and Control Association (“ISACA”) Control Objectives for Information and Related Technologies (“COBIT”) 2019 framework to design, develop, govern and manage enterprise IT. However, management has not fully implemented the remediation steps, in particular testing, and expects remediation efforts to continue through the remainder of fiscal year 2026.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 25, 2025, the parties reached a $750,000 settlement payable in 12 equal monthly installments that began in January of 2026 with remaining payments of $562,500 as of March 31, 2026.

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

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NEURAXIS, INC.
Date: May 12, 2026
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	/s/ Timothy Henrichs
Timothy Henrichs
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

