Form 10-Q
period 2026-06-30
Neuraxis, INC
filed 2026-08-11
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 6, 2026 was 12,557,765 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

NeurAxis, Inc.

Condensed Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$8,322,258	$4,965,072
Accounts receivable, net of credit losses of $19,019 and $7,326 as of June 30, 2026 and December 31, 2025, respectively	432,925	195,703
Inventories, net of reserves of $10,926 and $34,524 as of June 30, 2026 and December 31, 2025, respectively	277,308	257,132
Prepaids and other current assets	381,654	315,283
Total current assets	9,414,145	5,733,190

Property and Equipment, at Cost:	388,768	382,465
Less - accumulated depreciation	(323,305)	(306,901)
Property and equipment, net	65,463	75,564

Other Assets:
Operating lease right of use asset, net	228,545	261,565
Intangible assets, net	258,214	274,778
Other non-current assets	29,793	58,939
Total Assets	$9,996,160	$6,404,036

Liabilities

Current Liabilities:
Accounts payable	$791,587	$139,365
Accrued expenses	2,113,097	2,393,229
Current portion of operating lease payable	71,942	65,752
Notes payable	42,726	148,293
Customer deposits	31,174	28,660
Warrant liabilities	45,857	16,800
Total current liabilities	3,096,383	2,792,099

Non-Current Liabilities:
Operating lease payable, net of current portion	164,724	202,566
Other non-current liabilities	—	9,999
Total liabilities	3,261,107	3,004,664

Commitments and contingencies (see note 15)

Stockholders’ Equity
Convertible Series B Preferred stock, $0.001 par value; 5,000,000 shares authorized, 3,796,907 shares issued and outstanding as of June 30, 2026 and December 31, 2025	3,797	3,797
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,468,059 and 10,652,812 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	12,468	10,653
Additional paid in capital	76,381,397	67,985,089
Accumulated deficit	(69,662,609)	(64,600,167)

Total stockholders’ equity	6,735,053	3,399,372

Total Liabilities and Stockholders’ Equity	$9,996,160	$6,404,036

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$1,928,695	$894,086	$3,536,578	$1,789,741
Cost of Goods Sold	272,573	146,643	490,939	286,118

Gross Profit	1,656,122	747,443	3,045,639	1,503,623

Selling Expenses	861,387	534,013	1,685,724	1,034,131
Research and Development	274,344	115,197	373,911	222,201
General and Administrative	2,645,103	1,816,091	4,851,395	4,260,246

Operating Loss	(2,124,712)	(1,717,858)	(3,865,391)	(4,012,955)

Other Income (Expense):
Interest expense	(19,794)	(13,434)	(45,983)	(15,672)
Change in fair value of warrant liability	2,449	(119)	(29,057)	1,712
Other income	56,311	40,993	93,253	57,813
Total other income, net	38,966	27,440	18,213	43,853

Loss Before Income Taxes	(2,085,746)	(1,690,418)	(3,847,178)	(3,969,102)
Income tax expense (benefit)	-	-	-	-

Net Loss	(2,085,746)	(1,690,418)	(3,847,178)	(3,969,102)
Preferred stock dividends	(191,503)	(207,465)	(380,902)	(421,008)
Net Loss Available to Common Stockholders	$(2,277,249)	$(1,897,883)	$(4,228,080)	$(4,390,110)

Per-Share Data
Basic and diluted loss per share	$(0.19)	$(0.22)	$(0.37)	$(0.56)

Weighted Average Common Shares Outstanding
Basic and diluted	12,119,822	8,520,596	11,537,209	7,903,716

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2025	4,280,939	$4,281	6,990,227	$6,990	$58,856,089	$(56,799,612)	2,067,748
Warrants exercised	-	-	186,166	186	(186)	-	-
Common stock issued from agreements	-	-	39,471	40	112,453	-	112,493
Stock-based compensation	-	-	-	-	105,811	-	105,811
Additional paid in capital from restricted stock units	-	-	-	-	251,111	-	251,111
Net loss	-	-	-	-	-	(2,278,684)	(2,278,684)
Balances at March 31, 2025	4,280,939	4,281	7,215,864	7,216	59,325,278	(59,078,296)	258,479

Warrants exercised	-	-	720,359	720	1,002,271	-	1,002,991
Conversion of Series B Preferred Stock to common stock	(384,032)	(384)	384,032	384	-	-	-
Issuance of common stock pursuant to shelf registration statement	-	-	1,538,461	1,539	4,998,460	-	4,999,999
Offering costs	-	-	-	-	(490,799)	-	(490,799)
Stock-based compensation	-	-	-	-	173,042	-	173,042
Net loss	-	-	-	-	-	(1,690,418)	(1,690,418)
Balances at June 30, 2025	3,896,907	$3,897	9,858,716	$9,859	$65,008,252	$(60,768,714)	4,253,294

Balances at January 1, 2026	3,796,907	$3,797	10,652,812	$10,653	$67,985,089	$(64,600,167)	3,399,372
Warrants exercised	-	-	213,040	213	506,822	-	507,035
Common stock issued from agreements	-	-	86,392	86	399,909	-	399,995
Issuance of common stock pursuant to shelf registration statement	-	-	495,456	495	2,989,866	-	2,990,361
Offering costs	-	-	-	-	(110,431)	-	(110,431)
Common stock issued under the 2022 Omnibus Securities and Incentive Plan	-	-	2,345	3	(6,787)	-	(6,784)
Stock-based compensation	-	-	-	-	329,434	-	329,434
Net loss	-	-	-	-	-	(1,761,432)	(1,761,432)
Balances at March 31, 2026	3,796,907	3,797	11,450,045	11,450	72,093,902	(66,361,599)	5,747,550

Warrants exercised	-	-	183,586	184	436,751	-	436,935
Issuance of common stock pursuant to declaration of Series B Preferred Stock dividends	-	-	510,605	511	1,214,728	(1,215,264)	(25)
Issuance of common stock pursuant to the 2025 Employee Stock Purchase Plan	-	-	43,885	44	85,971	-	86,015
Issuance of common stock pursuant to shelf registration statement	-	-	252,455	252	2,070,405	-	2,070,657
Offering costs	-	-	-	-	(66,133)	-	(66,133)
Common stock issued under the 2022 Omnibus Securities and Incentive Plan	-	-	27,483	27	(94,030)	-	(94,003)
Stock-based compensation	-	-	-	-	639,803	-	639,803
Net loss	-	-	-	-	-	(2,085,746)	(2,085,746)
Balances at June 30, 2026	3,796,907	$3,797	12,468,059	$12,468	$76,381,397	$(69,662,609)	$6,735,053

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(3,847,178)	$(3,969,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,968	19,241
Provisions for losses on accounts receivable	13,036	—
Provisions for losses on inventory	4,015	12,174
Loss on disposal of property and equipment	—	168
Non-cash lease expense	33,020	28,001
Stock-based compensation	969,237	278,854
Issuance of common stock for non-cash consideration	100,002	—
Change in fair value of warrant liabilities	29,057	(1,712)
Changes in operating assets and liabilities:
Accounts receivable	(250,258)	116,100
Inventory	(24,191)	(99,278)
Prepaids and other current assets	38,040	32,295
Accounts payable	652,222	(132,430)
Accrued expenses	19,863	407,812
Customer deposits	2,514	(600)
Operating lease liability	(31,652)	(30,208)
Other non-current liabilities	—	267,540
Net cash used in operating activities	(2,259,305)	(3,071,145)

Cash Flows from Investing Activities
Additions to property and equipment	(6,303)	(25,288)
Net cash used in investing activities	(6,303)	(25,288)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	5,061,018	4,999,999
Proceeds from exercised warrants	943,970	1,002,991
Proceeds from Employee Stock Purchase Plan common stock issuance	86,015	—
Fractional shares of preferred dividends declared settled in cash	(25)	—
Offering costs paid	(151,831)	(459,999)
Principal payments on notes payable	(115,566)	(154,972)
Repayment of license acquisition payable	(100,000)	—
Taxes paid related to net share settlement of restricted stock units	(100,787)	—
Net cash provided by financing activities	5,622,794	5,388,019

Net Increase in Cash and Cash Equivalents	3,357,186	2,291,586

Cash and Cash Equivalents at Beginning of Period	4,965,072	3,696,870

Cash and Cash Equivalents at End of Period	$8,322,258	$5,988,456

Supplemental Disclosure of Operating Activities
Cash paid for interest	$4,691	$3,701
Cash paid for federal income taxes	—	—
Cash refunded for state income taxes	—	12,977
Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock pursuant to declaration of Series B Preferred Stock dividends	$1,215,239	$—
Common stock issued for services	399,995	112,493
Common stock issued upon cashless exercise of warrants	—	186
Common stock issued upon vesting of restricted stock units, net of shares withheld for payment of payroll taxes	30	—
Deferred offering costs reclassified to additional paid in capital upon completion of stock offering	24,733	—

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

●	The IB-STIM is a percutaneous electrical nerve field stimulator (PENFS) device that is indicated in patients 8-21 years of age with functional abdominal pain associated with irritable bowel syndrome and in patients 8 years and older with functional abdominal pain associated with functional dyspepsia and related nausea symptoms.

●	RED is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity patients who experience desire or urge to defecate at lower volumes of distention. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal and was licensed to Masimo Corporation (“Masimo”). Masimo marketed and sold this product as its Masimo Bridge. On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration paid in equal installments on December 31, 2025 and June 30, 2026. The termination agreement allowed the Company to recapture its rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020.

●	The original 510(K) device was an Electroacupuncture Device (“EAD”), now called NeuroStim. The EAD is no longer being manufactured, sold or distributed but reserved only for research purposes.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. The Company uses estimates in accounting for, among other items, revenue recognition, allowance for credit losses, allowance for sales returns, warrant liabilities, stock-based compensation, income tax provisions, excess and obsolete inventory reserve, impairment of property and equipment and intellectual property. There were no material changes to the Company’s critical accounting estimates disclosed in the 2025 Form 10-K. Actual results could differ from those estimates.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to current period presentation. The Company reclassified $391,760 and $757,925 of general and administrative expenses to selling expenses in the Condensed Statements of Operations for the three and six months ended June 30, 2025, respectively. The Company also reclassified $56,878 and $114,189 of general and administrative expenses to research and development expenses in the Condensed Statements of Operations for the three and six months ended June 30, 2025, respectively. These reclassifications had no impact on previously reported net loss, total assets, total liabilities or total equity.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable is stated at the amount management expects to collect from outstanding balances, net of an allowance for credit losses. Management evaluates many factors when determining the collectability of specific customer accounts, including, but not limited to, creditworthiness, past transaction and payment history, current economic industry trends and changes in payment terms. Management used assumptions and judgment based on the best available facts and circumstances to estimate and record an allowance. The Company monitors accounts receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience, aging schedule and other factors, including those related to current and forecasted market conditions and events. The allowance for credit losses was $19,019 and $7,326 as of June 30, 2026 and December 31, 2025, respectively. The Company recorded $13,036 and $0 credit loss expense for the three months ended June 30, 2026 and 2025, respectively, and $13,036 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. The Company has reserved for expired inventory as charges to cost of goods sold of $2,092 and $6,633 for the three months ended June 30, 2026 and 2025, respectively, and $2,850 and $6,633 for the six months ended June 30, 2026 and 2025, respectively. The Company has reserved for research devices recorded as charges to research and development expenses of $1,165 and $5,541 for the three months ended June 30, 2026 and 2025, respectively, and $1,165 and $5,541 for the six months ended June 30, 2026 and 2025, respectively. Inventory reserves totaled $10,926 and $34,524 as of June 30, 2026 and December 31, 2025, respectively.

Selling Expenses

Selling expenses consist primarily of advertising, marketing and promotion of the Company’s products including salaries and related personnel costs and travel expenses. Advertising expenses are expensed as incurred and amounted to $15,872 and $77,108 for the three months ended June 30, 2026 and 2025, respectively, and $45,693 and $162,456 for the six months ended June 30, 2026 and 2025, respectively.

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

Intangible Assets

Intangible assets consist of software, patents, and a trademark. Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives. Capitalized patent costs, net of accumulated amortization, includes legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write off any capitalized patent costs at that time.

The Company purchased a trademark related to the Company’s name for $50,000. The trademark does not have a determinate life and therefore the cost is not being amortized. The Company tests for impairment annually or upon the occurrence of an impairment indicator.

On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration paid in equal installments on December 31, 2025, and June 30, 2026. The termination agreement allowed the Company to recapture the rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020 for use in the reduction of the symptoms of opioid withdrawal. The intellectual property is amortized over its remaining trademark life of approximately nine years.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These unobservable inputs reflect that reporting entity’s own assumptions about what market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Management believes the estimated fair value of certain accounts including cash, accounts receivable, accounts payable and other current assets on June 30, 2026, and December 31, 2025, approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

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

There were no transfers between any of the levels during the periods ended June 30, 2026 and December 31, 2025. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company had no assets that were measured on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

Basic and Diluted Net Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents that were outstanding for the periods presented. In periods when losses are reported, which is the case for the three and six month periods ended June 30, 2026 and 2025 presented in these financial statements, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Pursuant to the Company’s Board of Directors declaration of dividends on Series B Preferred Stock to holders of record as of April 21, 2026, the Company issued 510,605 shares of common stock on April 28, 2026, based on the 8.5% per annum cumulative dividend rate.

The Company had the following potentially dilutive common stock equivalents:

	June 30,
	2026	2025

Options	1,319,394	1,319,394
Restricted Stock Units	1,265,443	852,214
Warrants	982,898	1,419,524
Series B Preferred Stock	3,796,907	3,896,907
Undeclared Cumulative Series B Preferred Stock Dividends	80,456	265,662
Totals	7,445,098	7,753,701

The following table presents the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,085,746)	$(1,690,418)	$(3,847,178)	$(3,969,102)
Preferred stock dividends	(191,503)	(207,465)	(380,902)	(421,008)
Net loss available to common stockholders	(2,277,249)	(1,897,883)	(4,228,080)	(4,390,110)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted (retroactively adjusted to January 1, 2025)	12,119,822	8,520,596	11,537,209	7,903,716
Basic and diluted net loss per share	$(0.19)	$(0.22)	$(0.37)	$(0.56)

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

At the time revenue is recognized, the Company estimates expected returns and excludes those amounts from revenue. The Company also maintains appropriate accounts to reflect the effects of expected returns on the Company’s financial position and periodically adjusts those accounts to reflect its actual return experience. Estimated returns totaled $24,147 and $13,824 as of June 30, 2026 and December 31, 2025, respectively.

Payment for goods sold by the Company is typically due after an invoice is sent to the customer, within 30 days. The Company does not offer discounts if the customer pays some or all of an invoiced amount prior to the due date. None of the Company’s contracts have a significant financing component.

Customer deposits are contract liabilities under ASC 606. As of June 30, 2026 and December 31, 2025, the Company had customer deposits of $31,174 and $28,660, respectively.

Medical devices that the Company contracts to sell and transfer to customers are manufactured by two third-party manufacturers located in Indiana and Michigan. In no case does the Company act as an agent (i.e., the Company does not provide a service of arranging for another party to transfer goods to the customer).

Going Concern

As of June 30, 2026, the Company had stockholders’ equity of $6,735,053 and short-term outstanding borrowings of $42,726. Additionally, the Company had cash of $8,322,258 and a working capital surplus of $6,317,762 as of June 30, 2026. However, we have incurred losses and negative cash flows from operations since inception and have funded our operations primarily with a combination of sales, debt, and proceeds from the issuance of capital stock.

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

While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering of its debt or equity securities, there can be no assurance that it will be able to do so on reasonable terms, or at all. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering. Neither future cash generated from operating activities, nor management’s contingency plans to mitigate the risk and extend cash resources through the evaluation period, are considered probable. As a result, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. As the Company continues to incur losses, the transition to profitability is dependent upon achieving a level of revenues adequate to support its cost structure. We may never achieve profitability, and unless and until doing so, we intend to fund future operations through additional dilutive or nondilutive financing. There can be no assurances, however, that additional funding will be available on terms acceptable to us, if at all.

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

Recently Issued Accounting Standards

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which provides a comprehensive list of interim disclosures that are required by U.S. GAAP to provide clarity on current requirements. Public business entities are required to adopt the standard for interim periods with annual reporting periods beginning after December 15, 2027. The adoption is not expected to have a material impact on the Company’s financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvement to the Accounting for Internal-Use Software, which replaces project stage milestones with required capitalization when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. Depreciation expense and accumulated depreciation for internal-use software are also required to be disclosed for all periods presented. All entities are required to adopt the standard for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The adoption is not expected to have a material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic (220-40): Disaggregation of Income Statement Expenses, which requires disclosures that disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes inventory purchases, employee compensation, depreciation and intangible amortization expense. Additional disclosures are also required to provide a qualitative description of the amounts in an expense caption that are not separately disaggregated quantitatively and the total amount of selling expenses including a definition. Public business entities are required to adopt the standard for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with prospective or retrospective adoption, including disclosures, at the Company’s election. Although the standard requires enhanced disclosures, the adoption is not expected to have a material impact on the Company’s financial statements.

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. The total note principal balance is $1,012,800 as of June 30, 2026, and December 31, 2025, respectively, with interest calculated monthly based on applicable federal rates. The total interest receivable balance is $247,039 and $228,759 as of June 30, 2026, and December 31, 2025, respectively. No payments have been received on the notes. Since repayment is not assured, the Company has fully reserved for the entire balance of principal and interest. The current allowance is $1,259,839 and $1,241,559 as of June 30, 2026, and December 31, 2025, respectively.

The Company also has interest payable to certain shareholders related to the issuance of convertible notes in 2017, which have since been converted into common stock. The interest payable totaled $66,648 as of June 30, 2026, and December 31, 2025, and is included in accrued expenses in the Condensed Balance Sheets.

The Company was granted an exclusive, worldwide non-transferable, royalty-free license for the auricular portion of certain patents owned by a limited liability company in which the Company’s President and Chief Executive Officer and Chief Regulatory, Compliance and Privacy Officer both maintain an ownership interest. The license allows for the development, marketing and sales of electro-therapy treatments by stimulation of cranial nerves, cranial nerve branches, auricular nerves, auricular nerve branches, auricular nerve bundles and auricular anatomical structures in human patients. The exclusive license agreement expires on October 18, 2037, may be terminated by either party upon 60 days prior written notice and requires the Company to pay costs associated with the maintenance, prosecution and continuation of patent filings. The Company’s Board of Directors pre-approved the reimbursement of up to $20,000 for the year ending December 31, 2026. License costs totaled $2,929 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $3,382 and $1,317 for the six months ended June 30, 2026 and 2025, respectively. The Company owed the limited liability company $2,929 and $0 that are included in accounts payable in the Condensed Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

From time to time, a member of the Company’s Board of Directors purchases NeuroStim devices from the Company at cost to conduct research and development activities. The Company’s Board of Directors pre-approved the sale of these NeuroStim devices up to $20,000 for the year ended December 31, 2026. The Company sold NeuroStim devices totaling $3,030 and $4,394 for the three months ended June 30, 2026 and 2025, respectively, and $4,545 and $6,351 for the six months ended June 30, 2026 and 2025, respectively, under this program.

4. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid software subscriptions	$115,142	$103,390
Prepaid insurance	30,061	141,299
Other	236,451	70,594
Total prepaids and other current assets	$381,654	$315,283

5. Other Non-Current Assets

Other non-current assets consisted of the following:

	June 30, 2026	December 31, 2025
Security deposit	$20,163	$20,163
Deferred offering costs	9,630	23,864
Prepaid software subscriptions	—	14,912
Total other non-current assets	$29,793	$58,939

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Compensation and benefits	$1,313,405	$1,359,993
Settled litigation	358,975	692,683
Legal fees	150,244	65,714
Interest	66,648	66,648
Research and development fees	59,242	2,143
Tariffs	57,802	32,000
NSS-2 Bridge lease termination fee	-	100,000
Other	106,781	74,048
Total accrued expenses	$2,113,097	$2,393,229

7. Notes Payable

On August 9, 2025, the Company entered into a $170,000 note payable to finance the premiums of a business insurance policy, bearing interest at an annual interest rate of 7.45% and maturing on June 9, 2026, to replace the $210,000 note payable entered into on August 9, 2024, with an annual interest rate of 7.40% that matured on June 9, 2025 in conjunction with the annual renewal period. On May 26, 2025, the Company also entered into a note payable with a principal balance of $122,253 to finance subscription fees on certain software arrangements maturing on March 1, 2027. The outstanding principal was $42,726 and $158,292, of which $0 and $9,999 is included in other non-current liabilities in the Condensed Balance Sheets, as of June 30, 2026 and December 31, 2025, respectively.

Interest expense totaled $19,794 and $13,434 for the three months ended June 30, 2026 and 2025, respectively, and $45,983 and $15,672 for the six months ended June 30, 2026 and 2025, respectively. The Company’s accrued interest totaled $66,648 and $66,648 as of June 30, 2026 and December 31, 2025, respectively.

8. Leases

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Condensed Balance Sheets. The Company did not have any finance leases at June 30, 2026 and December 31, 2025.

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

The Company recognized operating lease expense of $26,116 and $25,558 for the three months ended June 30, 2026 and 2025, respectively, and $52,231 and $51,082 for the six months ended June 30, 2026 and 2025, respectively, including short-term lease expense and variable lease costs.

The following table presents information related to the Company’s operating leases:

	June 30, 2026	December 31, 2025
Operating lease right of use asset, net	$228,545	$261,565

Current portion of operating lease payable	71,942	65,752
Operating lease payable, net of current portion	164,724	202,566
Total operating lease payable	$236,666	$268,318

Weighted-average remaining lease term (in years)	2.82	3.31
Weighted-average discount rate	15.0%	15.0%

As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Remainder of 2026	$50,173
2027	102,456
2028	98,127
2029	38,025
Total lease payments	288,781
Less: imputed interest	(52,115)
Total present value of lease payments	$236,666

9. Common Stock and Warrants

The Company has authorized 100,000,000 shares of common stock, of which 12,468,059 and 10,652,812 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

On January 22, 2026, the Company issued 43,196 shares of common stock with a fair value of $199,995 to its Board of Directors for their services for the year ending December 31, 2026. The Company recorded $50,000 and $100,000 as general and administrative expense in the Condensed Statements of Operations for the three and six months ended June 30, 2026, respectively, and $99,995 as prepaids and other current assets in the Condensed Balance Sheets as of June 30, 2026.

On January 22, 2026, the Company issued another 43,196 shares of common stock with a fair value of $200,000 to its Board of Directors for their service during the year ended December 31, 2025. The Company recorded $50,000 and $100,000 as general and administrative expense in the Condensed Statements of Operations for the three and six months ended June 30, 2025, respectively.

On April 10, 2026, the Company’s Board of Directors declared a dividend on the Series B Preferred Stock. Holders of record of the Company’s Series B Preferred Stock as of the record date of April 21, 2026 received a stock dividend on April 28, 2026, of the Company’s par value $0.001 common stock for every share of Series B Preferred Stock. The Company issued 510,605 shares of common stock based on the 8.5% per annum cumulative dividend rate.

Additionally, during the six months ended June 30, 2026, the Company issued (i) 747,911 shares of common stock to investors pursuant to the 2025 At The Market Offering Agreement for gross proceeds of $5,061,018 with such shares registered pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-283798), previously filed with the Securities and Exchange Commission (“SEC”) on December 13, 2024, and declared effective on February 11, 2025, and the related prospectus supplements filed with the SEC on August 29, 2025, October 23, 2025, and April 21, 2026, (ii) 396,626 common shares upon the exercise of warrants for gross proceeds of $943,970 (iii) 29,828 common shares pursuant to the 2022 Omnibus Securities and Incentive Plan and (iv) 43,885 common shares pursuant to the NeurAxis Inc. 2025 Employee Stock Purchase Plan for gross proceeds of $86,015.

During the six months ended June 30, 2025, the Company issued (i) 39,471 shares of common stock with a fair value of $112,493 to its Board of Directors for their service from April 1, 2024 through December 31, 2024, which was recorded as general and administrative expense in the Condensed Statements of Operations (ii) 186,166 shares of common stock to an investor in exchange for 502,647 warrants in a cashless exercise transaction with $186 reclassified from additional paid in capital to common stock in the Condensed Statements of Stockholders’ Equity (iii) 720,359 common shares upon the exercise of warrants for gross proceeds of $1,002,991 (iv) 384,032 common shares to certain investors upon conversion of an equivalent amount of Series B Preferred Stock and (v) 1,538,461 common shares pursuant to a securities purchase agreement with certain institutional investors for gross proceeds of $4,999,999 offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-283798) which was declared effective by the Securities and Exchange Commission on February 11, 2025, a base prospectus dated February 11, 2025 and a prospectus supplement dated May 20, 2025.

The following is a summary of warrant activity for common stock during the six months ended June 30, 2026 and year ended December 31, 2025:

	Number of	Weighted-Avg.	Weighted-Avg.
	Warrants for	Exercise	Remaining
	Common Stock	Price	Contractual Life
Outstanding as of January 1, 2025	2,642,530	$2.41	2.93
Exercised	(1,263,006)	1.82	2.12
Outstanding as of December 31, 2025	1,379,524	2.44	2.26
Exercised	(396,626)	2.38	1.93
Outstanding as of June 30, 2026	982,898	$2.46	1.79

The following table summarizes the Company’s warrants outstanding and exercisable as of June 30, 2026:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Investor Warrant	12,852	$8.76	September 18, 2028
2022 Convertible Notes	134,504	$2.38	Various in 2027
2023 Convertible Notes	742,510	$2.38	Various in 2028
Underwriter Warrants	16,520	$2.38	August 8, 2028
Advisory Agreement Warrants	76,512	$2.38	Various in 2029
	982,898

10. Preferred Stock

The Company’s shareholders authorized 5,000,000 shares of preferred stock of which 5,000,000 shares were designated as $0.001 par value Series B Preferred Stock with 3,796,907 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Series B Preferred Stock shareholders vote with Common Stock shareholders on an as-converted basis and not as a separate class. Cumulative dividends accrue at 8.5% per annum and are due and payable in either cash or common shares at the Company’s discretion on a quarterly basis through December 31, 2026. Series B Preferred Stock converts to common stock on a 1:1 basis, subject to adjustments for stock dividends, splits, combinations and similar events as well as unpaid dividends thereon, solely at the election of the holder at any time.

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

Preferred stock dividends of $1,215,264 and $0 were declared and issued as common stock as of June 30, 2026 and December 31, 2025, respectively. Series B Preferred Stock undeclared cumulative dividends totaled $191,503 and $1,025,865 as of June 30, 2026 and December 31, 2025, respectively.

Pursuant to the Company’s Board of Directors declaration of dividends on Series B Preferred Stock to holders of record as of July 21, 2026 and April 21 2026, the Company issued 80,456 and 510,605 shares of common stock on July 29, 2026, and April 28, 2026, respectively, based on the 8.5% per annum cumulative dividend rate.

11. Stock-Based Compensation

Restricted Stock Units

Pursuant to the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan, the Company initiated grants of restricted stock units (“RSUs”) to certain employees as follows:

	Six Months Ended June 30,
	2026		2025
	Number of RSUs	Weighted Average Fair Value	Number of RSUs	Weighted Average Fair Value
Outstanding as of Beginning of Period	831,346	$2.32	—	$—
Granted	477,431	4.87	852,214	2.31
Vested	(43,334)	7.11	—	—
Outstanding as of End of Period	1,265,443	$3.12	852,214	$2.31

Of the RSUs granted during the six months ended June 30, 2026, 437,431 are subject to a pro rata annual vesting period over three years and 40,000 immediately vested whereas the RSUs granted during the six months ended June 30, 2025 are subject to a three-year cliff vesting period. The RSUs are payable in shares of the Company’s common stock and fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of June 30, 2026.

Total stock-based compensation expense related to RSUs is classified in the Company’s Condensed Statements of Operations as (i) selling expenses totaling $67,566 and $30,859 for the three months ended June 30, 2026 and 2025, respectively, and $129,022 and $51,143 for the six months ended June 30, 2026 and 2025, respectively, and (ii) general and administrative expense totaling $552,304 and $142,183 for the three months ended June 30, 2026 and 2025, respectively, and $782,953 and $227,710 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, total unrecognized stock-compensation expense relating to unvested stock awards granted under the Company’s share-based compensation plans amounted to $2,544,703.

Stock Options

The following is a summary of the Company’s outstanding stock options as of June 30, 2026 and December 31, 2025:

	Number of Options	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,319,394	3.69	$6.94	$—
Outstanding as of June 30, 2026	1,319,394	3.44	$6.94	$—
Vested and Exercisable as of June 30, 2026	1,319,394	3.44	$6.94	$—

On April 9, 2026, the Company’s Board of Directors approved the cancelation of 1,319,394 stock options issued under the 2017 Innovative Health Solutions, Inc. Stock Compensation Plan and the grant of an equivalent amount of RSUs with immediate vesting under the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan which was approved by the Company’s shareholders on June 10, 2026. The stock option cancelation and RSU grant will be treated as a modification under ASC 718, Compensation—Stock Compensation, whereby the Company will recognize incremental compensation cost as the excess of the fair value of the granted RSUs over the fair value of the stock options upon the exchange on July 24, 2026. The Company estimates $3,400,000 of incremental compensation cost will be recorded upon execution of the stock option cancellation and RSU grant agreements.

There was no stock-based compensation expense related to stock options recorded for the three and six months ended June 30, 2026 and 2025.

Employee Stock Purchase Plan

On July 1, 2025, the Compensation Committee of the Board of Directors (“Board”) of the Company adopted the NeurAxis, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) subsequently approved by the Shareholders on June 10, 2026. The purpose of the ESPP is to provide eligible employees an opportunity to acquire common stock of the Company at a 15% discount using payroll deductions. The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 100,000, subject to an annual increase on January 1st of each year from 2026 through 2035 by the lesser of (i) 1% of the Company’s outstanding capital stock as of the prior December 31st or (ii) 100,000 shares. The Board may reduce or eliminate this annual increase before February 1st of any given year. Total stock-based compensation expense related to the ESPP is classified in the Company’s Condensed Statements of Operations as (i) selling expenses totaling $7,008 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $15,421 and $0 for the six months ended June 30, 2026 and 2025, respectively, and (ii) general and administrative expense totaling $12,925 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $41,841 and $0 for the six months ended June 30, 2026 and 2025, respectively. Employee withholdings of $53,214 and $13,611 are included in accrued expenses in the Condensed Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

12. Fair Value Measurement of Financial Instruments

Warrants

The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the warrant liability and to mark to market the fair value of the warrant at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included (i) an exercise price of $8.76 per share, (ii) an expected remaining term of each warrant based on the remaining contractual maturity of each warrant, (iii) estimated volatility ranging from 89.1% to 94.7% based on historical stock prices of comparable companies with a look back period commensurate with the period to maturity, (iv) a risk-free interest rate ranging from 3.72% to 4.22% based on the interest rates of U.S. Treasury Notes consistent with the expected remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following are the changes in the warrant liabilities during the six months ended June 30, 2026 and year ended December 31, 2025:

Level 3
Warrant liabilities as of January 1, 2025	$9,166
Changes in fair value of warrant liabilities	7,634
Warrant liabilities as of December 31, 2025	16,800
Changes in fair value of warrant liabilities	29,057
Warrant liabilities as of June 30, 2026	$45,857

ESPP Floating Lookback Option

The Company utilizes a Monte Carlo simulation model to compute the fair value of the ESPP floating lookback option which is expensed pro rata over each six-month offering period. The inputs utilized in the application of the Monte Carlo simulation model included (i) a stock price ranging from $2.72 to $7.40 subject to a 15% discount, (ii) an expected remaining term of 6 months, (iii) estimated volatility ranging from 89.1% to 90.9% based on historical stock prices of comparable companies with a lookback period commensurate with the offering period, (iv) a risk-free interest rate ranging from 3.69% to 3.94% based on interest rates of U.S. Treasury Notes consistent with the offering period and (v) a 0% expected dividend yield as the Company has not paid dividends and does not anticipate declaring dividends in the near future.

The Company recorded the fair value of the ESPP floating lookback option as stock-based compensation expense totaling $19,935 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $57,264 and $0 for the six months ended June 30, 2026 and 2025, respectively.

13. Segment Information

The Company evaluates the following factors to identify its reportable segments: (i) nature of products and services, (ii) type of customer for the products and services, (iii) sales, production and distribution methods of the products and services and (iv) the nature of the regulatory environment, if applicable. Based on an evaluation of these factors, management concluded that the Company’s operations are managed through one reportable segment, IB-STIM, that derives its revenues in the United States from a PENFS device that is used to treat patients 8 years of age and older with functional abdominal pain associated with irritable bowel syndrome and with functional abdominal pain associated with functional dyspepsia and related nausea symptoms. The accounting policies of the IB-STIM segment are the same as those described in the Summary of Significant Accounting Policies (see Footnote 2). The Chief Operating Decision Maker (“CODM”) regularly evaluates the performance of the IB-STIM segment for the purpose of allocating resources based on net sales and operating loss, both of which are reported in the Condensed Statements of Operations. The CODM uses net sales to evaluate IB-STIM’s adoption and utilization by insurance carriers and physicians. As NeurAxis is an emerging growth company, operating loss is used to monitor the Company’s cost structure in order to achieve future segment profitability. Both net sales and operating loss are measured against the budget on a periodic basis to assess achievement toward annual compensation incentive targets. The Company’s CODM is its Chief Executive Officer.

The following reconciles the reportable segment net sales and operating loss to the Company’s reported net loss:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Sales	$1,928,695	$894,086	$3,536,578	$1,789,741
COGS	272,573	146,643	490,939	286,118
Gross Profit	1,656,122	747,443	3,045,639	1,503,623
Selling Expenses (a)	861,387	534,013	1,685,724	1,034,131
Research & Development (a)	274,344	115,197	373,911	222,201
Compensation and Benefits (a)	1,798,108	1,161,026	3,210,773	2,235,013
Professional Services (a) (b)	462,286	283,730	898,589	701,308
Legal Settlement	-	11,471	-	630,568
Depreciation	8,370	10,264	16,404	13,998
Amortization	8,280	2,621	16,564	5,243
Other Operating Expenses (a) (c)	368,059	346,979	709,065	674,116
Segment Operating Loss	(2,124,712)	(1,717,858)	(3,865,391)	(4,012,955)
Interest Expense	(19,794)	(13,434)	(45,983)	(15,672)
Change in Fair Value of Warrant Liability	2,449	(119)	(29,057)	1,712
Other Income	56,311	40,993	93,253	57,813
Total Other Income, Net	38,966	27,440	18,213	43,853
Net Loss	$(2,085,746)	$(1,690,418)	$(3,847,178)	$(3,969,102)

(a)	The significant expense categories and amounts align with the segment-level information provided on a regular basis to the CODM.
(b)	Professional services include legal, audit, market access and investor relations expenses.
(c)	Other operating expenses include rent and utilities, insurance, travel, software subscription fees, board fees and bad debt expense.

Total segment assets for IB-STIM amounted to $9,996,160 and $6,404,036 as of June 30, 2026 and December 31, 2025, respectively. Total segment capital expenditures for IB-STIM amounted to $106,303 and $7,288 for the three months ended June 30, 2026 and 2025, respectively, and $106,303 and $25,288 for the six months ended June 30, 2026 and 2025, respectively. Total segment depreciation and amortization amounted to $16,650 and $12,885 for the three months ended June 30, 2026 and 2025, respectively, and $32,968 and $19,241 for the six months ended June 30, 2026 and 2025, respectively.

Significant segment non-cash charges settled in common stock include (i) consulting and advisory fees totaling $399,995 and $112,493 for the six months ended June 30, 2026 and 2025, respectively, (ii) RSU grants totaling $300,400 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $305,934 and $0 for the six months ended June 30, 2026 and 2025, respectively.

14. Settled Litigation

On February 6, 2019, plaintiffs Ritu Bhambhani, M.D. and Sudhir Rao initiated a lawsuit against Innovative Health Solutions, Inc. and others in the United States District Court for the District of Maryland, later as amended as the Third Amended Complaint (“Complaint”), asserting claims under the RICO Act, as well as of fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy related to Medicare and insurance reimbursement of the Company’s NeuroStim device, seeking damages in excess of $5 million. The Court granted the Company’s motion for summary judgment and dismissed the Complaint on June 14, 2022, and the Fourth Circuit Court of Appeals affirmed the dismissal on June 3, 2024, with no further appeal sought by the plaintiffs.

On July 14, 2022, related entities owned or partially owned by the same plaintiffs Ritu Bhambhani, LLC; Box Hill Surgery Center, LLC; Pain and Spine Specialists of Maryland, LLC; and SimCare ASC, LLC initiated a lawsuit against the Company and others in the United States District Court for the District of Maryland (the “2022 Lawsuit”), asserting the same claims and seeking damages in excess of $75,000. The Court dismissed the RICO claims on May 25, 2023, and the parties subsequently pursued mediation of the remaining claims. On April 25, 2025, the parties reached a $750,000 settlement payable in 12 equal monthly installments beginning in January 2026, with $375,000 remaining as of June 30, 2026. The Company recorded a charge of $11,471 and $630,568 classified as general and administrative expense in the Condensed Statements of Operations during the three and six months ended June 30, 2025, respectively, while interest expense was recorded as incurred. As of June 30, 2026, the Company maintained a liability of $358,975 classified as accrued expenses in the Condensed Balance Sheets.

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

There are nine key employees and two non-employees that have stock options of the Company totaling 1,319,394 shares. These key employees have a provision in their agreements whereas the Company will pay a special bonus equal to the aggregate of the strike price or exercise price of all their stock options plus a tax gross-up payment. The special bonus shall be paid in twenty percent (20%) installments starting January 2, 2024, and the same date each of the next four years. As a condition of the payment, the key employee must exercise at least 20% of their stated number of stock options. There are additional provisions to cover termination and change of control events. None of the key employees have exercised any of the stock options as of June 30, 2026.

On April 9, 2026, the Company’s Board of Directors approved the cancelation of 1,319,394 stock options issued under the 2017 Innovative Health Solutions, Inc. Stock Compensation Plan and the grant of an equivalent amount of RSUs with immediate vesting under the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan with shareholder approval received on June 10, 2026. The stock option cancelation and RSU grant will be treated as a modification under ASC 718, Compensation—Stock Compensation, whereby the Company will recognize incremental compensation cost as the excess of the fair value of the granted RSUs over the fair value of the stock options upon the exchange which occurred on July 24, 2026. The Company estimates (i) $3,400,000 of incremental stock compensation expense will be recorded upon execution of the stock option cancellation and RSU grant agreements and (ii) $3,000,000 of cash taxes paid related to net share issuance of the RSUs.

Threatened Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of the date of issuance, other than those described below and in note 14, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of the Company’s operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party to the Company or has a material interest adverse to the Company’s interest. Legal fees are expensed as incurred.

In January 2024, Dr. Arturo Taca served notice to the Company of claims asserting an interest in U.S. Patent No. 10,413,719 and seeking compensation of approximately $2,000,000 based on his alleged contributions to certain neurostimulation technology. The Company disputes both the asserted ownership interest and the related compensation claim and intends to defend the matter vigorously. The Company does not believe that a material loss is probable, and accordingly, no liability has been recorded as of June 30, 2026. Because the matter remains in its early stages, the ultimate outcome cannot be predicted.

16. Subsequent Events

On April 9, 2026, the Company’s Board of Directors approved the cancelation of 1,319,394 stock options issued under the 2017 Innovative Health Solutions, Inc. Stock Compensation Plan and the grant of an equivalent amount of RSUs with immediate vesting under the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan with shareholder approval received on June 10, 2026. The stock option cancelation and RSU grant will be treated as a modification under ASC 718, Compensation—Stock Compensation, whereby the Company will recognize incremental compensation cost as the excess of the fair value of the granted RSUs over the fair value of the stock options upon the exchange which occurred on July 24, 2026. The Company estimates (i) $3,400,000 of incremental stock compensation expense will be recorded upon execution of the stock option cancellation and RSU grant agreements and (ii) $3,000,000 of cash taxes paid related to net share issuance of the RSUs.

On July 9, 2026, the Company’s Board of Directors declared a dividend on the Series B Preferred Stock. Holders of record of the Company’s Series B Preferred Stock as of the record date of July 21, 2026, received a stock dividend on July 29, 2026, of the Company’s par value $0.001 common stock for every share of Series B Preferred Stock. The Company issued 80,456 shares of common stock based on the 8.5% per annum cumulative dividend rate.

On July 16, 2026, the Company issued 9,250 shares of common stock upon exercise of an equivalent amount of common stock warrants for gross proceeds of $22,015.

On August 6, 2026, the Company’s Compensation Committee approved the issuance of 142,345 RSUs to the Board of Directors and 833,958 RSUs to employees when granted pursuant to the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan, as amended on August 15, 2024, with varying vesting periods up to three years.

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

Since our inception, we have incurred significant operating losses. Our net loss was $2,085,746 and $1,690,418 for the three months ended June 30, 2026 and 2025, respectively, and $3,847,178 and $3,969,102 for the six months ended June 30, 2026 and 2025, respectively. Although we had stockholders’ equity of $6,735,053 as of June 30, 2026, our auditors have expressed substantial doubt about our ability to continue as a going concern in their audit opinion. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim and RED devices and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we are able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications and incremental payor coverage.

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

Costs of goods sold consist of costs paid for the IB-Stim and RED devices to our contract manufacturers along with shipping and handling costs and expired inventory charges. Expired inventory expense is related to the FDA clearance period from the date our devices are manufactured, and if the device is not sold in such period, a charge is recorded. Expired inventory charges totaled $2,092 and $6,633 for the three months ended June 30, 2026 and 2025, respectively, and $2,850 and $6,633 for the six months ended June 30, 2026 and 2025, respectively. We have fixed-priced contracts with the manufacturers of our devices.

Our selling expenses primarily consist of advertising, marketing and promotion of the Company’s products including salaries, commissions and other related personnel costs including travel expenses. The Company reclassified $391,760 and $757,925 of general and administrative expenses to selling expenses in the Condensed Statements of Operations for the three and six months ended June 30, 2025, respectively, to conform to current year presentation.

Our research and development expenses primarily consist of clinical research studies, new product development, costs of materials and supplies used in research and development activities and salaries and other related personnel costs for employees engaged in research and development activities to have our IB-Stim and RED devices cleared by the FDA for other indications. The Company reclassified $56,878 and $114,189 of general and administrative expenses to research and development expenses in the Condensed Statements of Operations for the three and six months ended June 30, 2025, respectively, to conform to current year presentation. We expect future R&D expenses for other indications, such as post-concussion syndrome, cyclic vomiting syndrome, post-operative pain and fibromyalgia pain.

General and administrative expense primarily consists of wages and benefits, professional fees including legal and audit, insurance, investor relations, market access, facility costs, utilities and travel.

Results of Operations

The following table presents our statements of operations for the three and six months ended June 30, 2026 and 2025, respectively:

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net sales	$1,928,695	$894,086	$3,536,578	$1,789,741
Cost of goods sold	272,573	146,643	490,939	286,118
Gross profit	1,656,122	747,443	3,045,639	1,503,623
Selling expenses	861,387	534,013	1,685,724	1,034,131
Research and development	274,344	115,197	373,911	222,201
General and administrative	2,645,103	1,816,091	4,851,395	4,260,246
Operating loss	(2,124,712)	(1,717,858)	(3,865,391)	(4,012,955)
Other (expense) income:
Interest expense, net	(19,794)	(13,434)	(45,983)	(15,672)
Change in fair value of warrant liability	2,449	(119)	(29,057)	1,712
Other income	56,311	40,993	93,253	57,813
Total other income, net	38,966	27,440	18,213	43,853
Net loss	$(2,085,746)	$(1,690,418)	$(3,847,178)	$(3,969,102)

Net Sales

Net sales increased $1,034,609, or 115.7%, from $894,086 for the three months ended June 30, 2025, to $1,928,695 for the three months ended June 30, 2026, and increased $1,746,837 or 97.6%, from $1,789,741 for the six months ended June 30, 2025, to $3,536,578 for the six months ended June 30, 2026. The increases were due to unit volume growth from broader insurance coverage attributable to IB-Stim’s Category I CPT code effective date of January 1, 2026 and an increase in the average selling price as more units were sold to patients with full reimbursement insurance coverage compared to the Company’s discounted financial assistance program.

Gross Profit and Gross Margin

Gross profit increased $908,679, or 121.6%, from $747,443 for the three months ended June 30, 2025, to $1,656,122 for the three months ended June 30, 2026, and increased $1,542,016, or 102.6%, from $1,503,623 for the six months ended June 30, 2025, to $3,045,639 for the six months ended June 30, 2026. The increases were due to higher unit volume from more customers with full reimbursement insurance coverage. Gross margin increased from 83.6% for the three months ended June 30, 2025, to 85.9% for the three months ended June 30, 2026, and increased from 84.0% for six months ended June 30, 2025, to 86.1% for the six months ended June 30, 2026, due to higher growth from the Company’s patients with full reimbursement insurance coverage compared to patients that pay through the Company’s discounted financial assistance program, partially offset by higher device manufacturing costs.

Selling Expenses

Selling expenses increased $327,374, or 61.3%, from $534,013 for the three months ended June 30, 2025, to $861,387 for the three months ended June 30, 2026, and increased $651,593 or 63.0%, from $1,034,131 for the six months ended June 30, 2025, to $1,685,724 for the six months ended June 30, 2026. The increases were due to commissions from higher sales volume, additional sales reps and marketing personnel including recruiting fees and higher travel expenses to facilitate growth resulting from the IB-Stim Category I CPT code and broader insurance coverage.

Research and Development

Research and development expenses increased $159,147, or 138.2%, from $115,197 for the three months ended June 30, 2025, to $274,344 for the three months ended June 30 2026, and increased $151,710, or 68.3%, from $222,201 for the six months ended June 30, 2025 to $373,911 for the six months ended June 30, 2026. The increases were due to more clinical research studies in 2026 as the Company continues its expansion of IB-Stim’s FDA indications, partially offset by non-recurring RED device development costs in 2025.

General and Administrative

General and administrative expenses increased $829,012, or 45.6%, from $1,816,091 for the three months ended June 30, 2025, to $2,645,103 for the three months ended June 30, 2026, primarily due to (i) incremental stock compensation expense from the third year of a three-year vesting plan, (ii) higher market access advisory costs and additional headcount, including recruiting fees, as the Company pursues incremental insurance payor coverage and (iii) higher benefit costs.

General and administrative expenses increased $591,149, or 13.9%, from $4,260,246 for the six months ended June 30, 2025, to $4,851,395 for the six months ended June 30, 2026, primarily due to (i) incremental stock compensation expense from the third year of a three-year vesting plan, (ii) higher market access advisory costs and additional headcount, including recruiting fees, as the Company pursues incremental insurance payor coverage, (iii) higher benefit costs and (iv) consulting fees incurred to secure a Federal Supply Schedule agreement with the Veterans Administration, partly offset by a one-time non-recurring charge in 2025 to settle a lawsuit.

Operating Loss

Our operating loss increased $406,854, or 23.7%, from $1,717,858 for the three months ended June 30, 2025, to $2,124,712 for the three months ended June 30, 2026, primarily due to higher operating expenses from selling costs that are a function of the higher sales, research and development costs as the Company continues its pursuit of additional IB-Stim FDA indications and stock compensation expense, partly offset by higher gross profit as the Company’s sales increased from the Category I CPT code and broader payor coverage.

Our operating loss decreased $147,564, or 3.7%, from $4,012,955 for the six months ended June 30, 2025, to $3,865,391 for the six months ended June 30, 2026, primarily due to higher gross profit as the Company’s sales increased due to the Category I CPT code and broader payor coverage and the absence of a one-time non-recurring charge in 2025 to settle a lawsuit, partly offset by higher operating expenses due to selling costs that are a function of the higher sales, research and development costs as the Company continues its pursuit of additional IB-Stim FDA indications and stock compensation expense.

Other Income, Net

Other income increased $11,526, or 42.0%, from $27,440 for the three months ended June 30, 2025, to $38,966 for the three months ended June 30, 2026, primarily due to higher interest income on the Company’s cash balances.

Other income decreased $25,640, or 58.5%, from $43,853 for the six months ended June 30, 2025, to $18,213 for the six months ended June 30, 2026, primarily due to the change in fair value of warrants and higher interest expense associated with the settlement of the lawsuit, partly offset by higher interest income on the Company’s cash balances.

Net Loss

Our net loss increased $395,328, or 23.4%, from $1,690,418 for the three months ended June 30, 2025, to $2,085,746 for the three months ended June 30, 2026, due to a higher operating loss partly offset by higher interest income.

Our net loss decreased $121,924, or 3.1%, from $3,969,102 for the six months ended June 30, 2025, to $3,847,178 for the six months ended June 30, 2026, due to a lower operating loss partly offset by the change in fair value of warrants and higher interest expense.

Liquidity and Capital Resources

We had cash on hand of $8,322,258 and $4,965,072 as of June 30, 2026, and December 31, 2025, respectively. We maintained a working capital surplus of $6,317,762 and $2,941,091 as of June 30, 2026, and December 31, 2025, respectively. The increase in working capital was primarily due to (i) proceeds from the issuance of common stock pursuant to the At The Market capital facility and the exercise of warrants and (ii) higher accounts receivable driven by IB-Stim device sales, partly offset by higher accounts payable related market access and clinical research study costs incurred.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of June 30, 2026, we had stockholders’ equity of $6,735,053 and short-term borrowings of $42,726.

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

The following table summarizes our cash flow from operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

	(Unaudited)
	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(2,259,305)	$(3,071,145)
Net cash used in investing activities	(6,303)	(25,288)
Net cash provided by financing activities	5,622,794	5,388,019
Net increase in cash and cash equivalents	3,357,186	2,291,586
Cash and cash equivalents at beginning of period	4,965,072	3,696,870
Cash and cash equivalents at end of period	$8,322,258	$5,988,456

Operating Activities – Net cash used in operating activities decreased $811,840 or 26.4%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to (i) a lower operating loss excluding non-cash stock compensation expense and (ii) inventory purchased and market access advisory services rendered and accrued in June, partly offset by higher accounts receivable resulting from sales growth due the Category I CPT code and increased payor coverage.

Investing Activities – Net cash used in investing activities decreased $18,985 or 75.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, due to nonrecurring capital expenditures to manufacture the RED device in 2025.

Financing Activities – Net cash provided by financing activities increased $234,775, or 4.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to lower offering costs from the issuance of common stock pursuant to the At The Market capital facility and proceeds from the issuance of common stock subject to the Employee Stock Purchase Plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were not effective.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, management identified the following material weaknesses in our internal control over financial reporting, which continued to exist as of June 30, 2026:

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

During the fiscal year ended December 31, 2025, and the three months ended March 31, 2026, management, with the oversight of the Audit Committee, undertook measures to enhance the Company’s internal control environment by implementing numerous controls previously disclosed in our Annual Report on Form 10-K to remediate the material weaknesses. During the three months ended June 30, 2026, management continued those remediation efforts by (i) implementing customer acceptance procedures, (ii) developing standard vendor contract templates, (iii) enhancing disaster recovery and backup procedures and services on critical IT systems and (iv) continuing independent control testing of the material weaknesses that is expected to continue through the remainder of 2026.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2019, plaintiffs Ritu Bhambhani, M.D. and Sudhir Rao initiated a lawsuit against Innovative Health Solutions, Inc. and others in the United States District Court for the District of Maryland, later as amended as the Third Amended Complaint (“Complaint”), asserting claims under the RICO Act, as well as of fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy related to Medicare and insurance reimbursement of the Company’s NeuroStim device, seeking damages in excess of $5 million. The Court granted the Company’s motion for summary judgment and dismissed the Complaint on June 14, 2022, and the Fourth Circuit Court of Appeals affirmed the dismissal on June 3, 2024, with no further appeal sought by the plaintiffs.

On July 14, 2022, related entities owned or partially owned by the same plaintiffs Ritu Bhambhani, LLC; Box Hill Surgery Center, LLC; Pain and Spine Specialists of Maryland, LLC; and SimCare ASC, LLC initiated a lawsuit against the Company and others in the United States District Court for the District of Maryland (the “2022 Lawsuit”), asserting the same claims and seeking damages in excess of $75,000. The Court dismissed the RICO claims on May 25, 2023, and the parties subsequently pursued mediation of the remaining claims. On April 25, 2025, the parties reached a $750,000 settlement payable in 12 equal monthly installments beginning in January 2026, with $375,000 remaining as of June 30, 2026.

In January 2024, Dr. Arturo Taca asserted an interest in U.S. Patent No. 10,413,719 and sought compensation of approximately $2,000,000 based on his alleged contributions to certain neurostimulation technology. The Company disputes both the asserted ownership interest and the related compensation claim and intends to defend the matter vigorously. Although the Company does not believe that a material loss is probable, the matter remains in its early stages and the ultimate outcome cannot be predicted.

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

ITEM 5: OTHER INFORMATION.

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NEURAXIS, INC.
Date: August 11, 2026
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	/s/ Timothy Henrichs
Timothy Henrichs
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

