Form 10-Q
period 2026-09-30
Neuraxis, INC
filed 2026-11-09
CIK 1933567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of November 6, 2026 was 14,193,209 shares.

PART I

ITEM 1. FINANCIAL STATEMENTS

NeurAxis, Inc.

Condensed Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$4,476,617	$4,965,072
Accounts receivable, net of credit losses of $6,747 and $7,326 as of September 30, 2026 and December 31, 2025, respectively	809,341	195,703
Inventories, net of reserves of $9,965 and $34,524 as of September 30, 2026 and December 31, 2025, respectively	254,656	257,132
Prepaids and other current assets	511,932	315,283
Total current assets	6,052,546	5,733,190

Property and Equipment, at Cost:	388,767	382,465
Less - accumulated depreciation	(331,846)	(306,901)
Property and equipment, net	56,921	75,564

Other Assets:
Operating lease right of use asset, net	211,128	261,565
Intangible assets, net	263,734	274,778
Other non-current assets	70,716	58,939
Total Assets	$6,655,045	$6,404,036

Liabilities

Current Liabilities:
Accounts payable	$396,708	$139,365
Accrued expenses	2,137,164	2,393,229
Current portion of operating lease payable	75,214	65,752
Notes payable	207,306	148,293
Customer deposits	23,829	28,660
Warrant liabilities	47,694	16,800
Total current liabilities	2,887,915	2,792,099

Non-Current Liabilities:
Operating lease payable, net of current portion	144,719	202,566
Other non-current liabilities	—	9,999
Total liabilities	3,032,634	3,004,664

Commitments and contingencies (see note 15)

Stockholders’ Equity
Convertible Series B Preferred stock, $0.001 par value; 5,000,000 shares authorized, 3,796,907 shares issued and outstanding as of September 30, 2026 and December 31, 2025	3,797	3,797
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,808,061 and 10,652,812 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13,808	10,653
Additional paid in capital	80,004,360	67,985,089
Accumulated deficit	(76,399,554)	(64,600,167)

Total stockholders’ equity	3,622,411	3,399,372

Total Liabilities and Stockholders’ Equity	$6,655,045	$6,404,036

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Net Sales	$2,027,904	$811,414	$5,564,483	$2,601,155
Cost of Goods Sold	271,663	135,487	762,601	421,265

Gross Profit	1,756,241	675,927	4,801,882	2,179,890

Selling Expenses	1,001,315	762,548	2,687,039	1,694,354
Research and Development	288,745	130,850	645,123	347,433
General and Administrative	7,045,104	1,882,614	11,914,035	6,251,143

Operating Loss	(6,578,923)	(2,100,085)	(10,444,315)	(6,113,040)

Other Income (Expense):
Financing Charges	-	(30,240)	-	(30,240)
Interest expense	(20,126)	(29,661)	(66,109)	(45,333)
Change in fair value of warrant liability	(1,837)	(1,740)	(30,894)	(28)
Other income	55,444	38,930	148,698	96,743
Total other income (expense), net	33,481	(22,711)	51,695	21,142

Loss Before Income Taxes	(6,545,442)	(2,122,796)	(10,392,620)	(6,091,898)
Income tax expense (benefit)	-	-	-	-

Net Loss	(6,545,442)	(2,122,796)	(10,392,620)	(6,091,898)
Preferred stock dividends	(193,607)	(198,707)	(574,509)	(619,715)
Net Loss Available to Common Stockholders	$(6,739,049)	$(2,321,503)	$(10,967,129)	$(6,711,613)

Per-Share Data
Basic and diluted loss per share	$(0.52)	$(0.24)	$(0.91)	$(0.78)

Weighted Average Common Shares Outstanding
Basic and diluted	12,985,121	9,878,020	12,025,147	8,569,055

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	For the Three and Nine Months Ended September 30, 2025
	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2025	4,280,939	$4,281	6,990,227	$6,990	$58,856,089	$(56,799,612)	$2,067,748
Warrants exercised	-	-	186,166	186	(186)	-	-
Common stock issued from agreements	-	-	39,471	40	112,453	-	112,493
Stock-based compensation	-	-	-	-	105,811	-	105,811
Additional paid in capital from restricted stock units	-	-	-	-	251,111	-	251,111
Net loss	-	-	-	-	-	(2,278,684)	(2,278,684)
Balances at March 31, 2025	4,280,939	4,281	7,215,864	7,216	59,325,278	(59,078,296)	258,479
Warrants exercised	-	-	720,359	720	1,002,271	-	1,002,991
Conversion of Series B Preferred Stock to common stock	(384,032)	(384)	384,032	384	-	-	-
Issuance of common stock pursuant to shelf registration statement	-	-	1,538,461	1,539	4,998,460	-	4,999,999
Offering costs	-	-	-	-	(490,799)	-	(490,799)
Stock-based compensation	-	-	-	-	173,042	-	173,042
Net loss	-	-	-	-	-	(1,690,418)	(1,690,418)
Balances at June 30, 2025	3,896,907	3,897	9,858,716	9,859	65,008,252	(60,768,714)	4,253,294
Common stock issued from agreements	-	-	13,518	13	33,900	-	33,913
Offering costs	-	-	-	-	(40,335)	-	(40,335)
Common stock issued under the 2022 Omnibus Securities and Incentive Plan	-	-	14,060	14	(14)	-	-
Stock-based compensation	-	-	-	-	160,865	-	160,865
Net loss	-	-	-	-	-	(2,122,796)	(2,122,796)
Balances at September 30, 2025	3,896,907	$3,897	9,886,294	$9,886	$65,162,668	$(62,891,510)	$2,284,941

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Stockholders’ Equity (Unaudited)

	For the Three and Nine Months Ended September 30, 2026
	Convertible Series B Preferred Stock		Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at January 1, 2026	3,796,907	$3,797	10,652,812	$10,653	$67,985,089	$(64,600,167)	$3,399,372
Warrants exercised	-	-	213,040	213	506,822	-	507,035
Common stock issued from agreements	-	-	86,392	86	399,909	-	399,995
Issuance of common stock pursuant to shelf registration statement	-	-	495,456	495	2,989,866	-	2,990,361
Offering costs	-	-	-	-	(110,431)	-	(110,431)
Common stock issued under the 2022 Omnibus Securities and Incentive Plan	-	-	2,345	3	(3)	-	-
Employee payroll taxes withheld upon net settlement of restricted stock units	-	-	-	-	(6,784)	-	(6,784)
Stock-based compensation	-	-	-	-	329,434	-	329,434
Net loss	-	-	-	-	-	(1,761,432)	(1,761,432)
Balances at March 31, 2026	3,796,907	3,797	11,450,045	11,450	72,093,902	(66,361,599)	5,747,550
Warrants exercised	-	-	183,586	184	436,751	-	436,935
Issuance of common stock pursuant to declaration of Series B Preferred Stock dividends	-	-	510,605	511	1,214,728	(1,215,264)	(25)
Issuance of common stock pursuant to the 2025 Employee Stock Purchase Plan	-	-	43,885	44	85,971	-	86,015
Issuance of common stock pursuant to shelf registration statement	-	-	252,455	252	2,070,405	-	2,070,657
Offering costs	-	-	-	-	(66,133)	-	(66,133)
Common stock issued under the 2022 Omnibus Securities and Incentive Plan	-	-	27,483	27	(27)	-	-
Employee payroll taxes withheld upon net settlement of restricted stock units	-	-	-	-	(94,003)	-	(94,003)
Stock-based compensation	-	-	-	-	639,803	-	639,803
Net loss	-	-	-	-	-	(2,085,746)	(2,085,746)
Balances at June 30, 2026	3,796,907	3,797	12,468,059	12,468	76,381,397	(69,662,609)	6,735,053
Warrants exercised	-	-	16,250	16	38,659	-	38,675
Issuance of common stock pursuant to declaration of Series B Preferred Stock dividends	-	-	80,456	81	191,404	(191,503)	(18)
Common stock issued from agreements	-	-	127,210	127	798,752	-	798,879
Issuance of common stock pursuant to shelf registration statement	-	-	218,864	219	1,635,038	-	1,635,257
Offering costs	-	-	-	-	(88,135)	-	(88,135)
Common stock issued under the 2022 Omnibus Securities and Incentive Plan	-	-	897,222	897	(897)	-	-
Employee payroll taxes withheld upon net settlement of restricted stock units	-	-	-	-	(3,008,735)	-	(3,008,735)
Stock-based compensation	-	-	-	-	4,056,877	-	4,056,877
Net loss	-	-	-	-	-	(6,545,442)	(6,545,442)
Balances at September 30, 2026	3,796,907	$3,797	13,808,061	$13,808	$80,004,360	$(76,399,554)	$3,622,411

The accompanying notes are an integral part of these unaudited condensed financial statements

NeurAxis, Inc.

Condensed Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net Loss	$(10,392,620)	$(6,091,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,789	35,446
Provisions for losses on accounts receivable	781	2,717
Provisions for losses on inventory	5,472	24,339
Loss on disposal of property and equipment	—	7,878
Non-cash lease expense	50,437	7,438
Stock-based compensation	5,026,114	439,716
Issuance of common stock for non-cash consideration	948,882	(546)
Finance charges	—	30,240
Change in fair value of warrant liabilities	30,894	28
Changes in operating assets and liabilities:
Accounts receivable	(537,175)	133,397
Inventory	(2,996)	(90,267)
Prepaids and other current assets	44,721	155,124
Accounts payable	257,344	289,451
Accrued expenses	43,929	545,982
Customer deposits	(4,831)	4,633
Operating lease liability	(48,385)	(36,486)
Other non-current liabilities	—	44,124
Net cash used in operating activities	(4,527,644)	(4,498,684)

Cash Flows from Investing Activities
Additions to property and equipment	(6,303)	(25,288)
Additions to intangible assets	(13,800)	—
Net cash used in investing activities	(20,103)	(25,288)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	6,616,642	4,999,999
Proceeds from exercised warrants	982,645	1,002,991
Proceeds from Employee Stock Purchase Plan common stock issuance	86,015	—
Fractional shares of preferred dividends declared settled in cash	(43)	—
Payments of employee payroll taxes withheld upon net settlement of restricted stock units	(3,109,522)	—
Offering costs paid	(234,426)	(573,616)
Principal payments on notes payable	(182,019)	(225,163)
Repayment of license acquisition payable	(100,000)	—
Net cash provided by financing activities	4,059,292	5,204,211

Net (Decrease)/Increase in Cash and Cash Equivalents	(488,455)	680,239

Cash and Cash Equivalents at Beginning of Period	4,965,072	3,696,870

Cash and Cash Equivalents at End of Period	$4,476,617	$4,377,109

Supplemental Disclosure of Operating Activities
Cash paid for interest	$53,124	$8,761
Cash paid for federal income taxes	—	—
Cash refunded for state income taxes	10,903	13,140
Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of common stock pursuant to declaration of Series B Preferred Stock dividends	$1,406,767	$—
Common stock issued for services	1,198,874	112,493
Common stock issued upon cashless exercise of warrants	—	186
Common stock issued upon cashless conversion of Series B Preferred Stock	—	384
Common stock issued upon settlement of certain claims	—	3,673
Common stock issued upon vesting of restricted stock units, net of shares withheld for payment of payroll taxes	927	—
Deferred offering costs reclassified to additional paid in capital upon completion of stock offering	30,273	—
Proceeds receivable from issuance of common stock	79,633	—
Prepayments of offering costs	—	42,482
Offering costs included in accounts payable	—	51,700
Recognition of right of use asset	—	37,970
Derecognition of right of use asset	—	29,014
Intangible asset purchase included in accrued expenses	—	200,000
Issuance of note payable to financing company for insurance premiums	231,033	170,000
Issuance of note payable to financing company for software subscription	—	122,253

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

●	The IB-STIM is a percutaneous electrical nerve field stimulator (PENFS) device that is indicated in patients 8 years and older with functional abdominal pain associated with irritable bowel syndrome, functional dyspepsia (FD) and associated FD nausea symptoms.

●	RED is indicated to evaluate the neuromuscular function of a patient’s ability to expel its contents from the rectum and as a qualitative test for rectal hypersensitivity patients who experience desire or urge to defecate at lower volumes of distention. RED is intended to be used in a clinical setting by trained health care providers in adult populations.

●	The NSS-2 Bridge is a percutaneous nerve field stimulator (PNFS) device indicated for use in the reduction of the symptoms of opioid withdrawal and was licensed to Masimo Corporation (“Masimo”). Masimo marketed and sold this product as its Masimo Bridge. On July 1, 2025, the Company terminated the NSS-2 Bridge license with Masimo in exchange for $200,000 of consideration paid in equal installments on December 31, 2025 and June 30, 2026. The termination agreement allowed the Company to recapture its rights to the trademark (U.S. Registration No. 7,394,465) and two patent applications (Application No. 18/821,225 and Application No. 29/960,608) that were licensed to Masimo on April 9, 2020.

●	The original 510(K) device was an Electroacupuncture Device (“EAD”), now called NeuroStim. The EAD is manufactured, sold, and distributed on a limited basis for research purposes only.

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

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable is stated at the amount management expects to collect from outstanding balances, net of an allowance for credit losses. Management evaluates many factors when determining the collectability of specific customer accounts, including, but not limited to, creditworthiness, past transaction and payment history, current economic industry trends and changes in payment terms. Management used assumptions and judgment based on the best available facts and circumstances to estimate and record an allowance. The Company monitors accounts receivable and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience, aging schedule and other factors, including those related to current and forecasted market conditions and events. The allowance for credit losses was $6,747 and $7,326 as of September 30, 2026 and December 31, 2025, respectively. The Company recorded $(12,255) and $2,717 in credit loss expense for the three months ended September 30, 2026 and 2025, respectively, and $781 and $2,717 in credit loss expense for the nine months ended September 30, 2026 and 2025, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted average method. The inventory is comprised of finished medical devices on hand. Certain components within the devices have an expiration date that are removed from current inventory and expensed at the date of expiration. The Company has reserved for expired inventory as charges to cost of goods sold of $1,457 and $11,598 for the three months ended September 30, 2026 and 2025, respectively, and $4,307 and $19,777 for the nine months ended September 30, 2026 and 2025, respectively. No charges to research and development expenses to reserve for research devices were recorded for the three months ended September 30, 2026 and 2025. The Company has reserved for research devices recorded as charges to research and development expenses of $1,165 and $4,562 for the nine months ended September 30, 2026 and 2025, respectively. Inventory reserves totaled $9,965 and $34,524 as of September 30, 2026 and December 31, 2025, respectively.

Selling Expenses

Selling expenses consist primarily of advertising, marketing and promotion of the Company’s products including salaries and related personnel costs and travel expenses. Advertising costs are expensed as incurred and amounted to $21,604 and $292,678 for the three months ended September 30, 2026 and 2025, respectively, and $35,741 and $414,134 for the nine months ended September 30, 2026 and 2025, respectively.

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

Intangible Assets

Intangible assets consist of software, patents, and trademarks. Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives. Capitalized patent costs, net of accumulated amortization, includes legal costs incurred for patent applications. In accordance with ASC 350, once a patent is granted, we amortize the capitalized patent costs over the remaining life of the patent using the straight-line method. If the patent is not granted, we write off any capitalized patent costs at that time.

The Company purchased trademarks related to the Company’s name for $50,000 and a domain name for $13,800. The trademarks do not have a determinate life and therefore the cost is not being amortized. The Company tests for impairment annually or upon the occurrence of an impairment indicator.

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

Management believes the estimated fair value of certain accounts including cash, accounts receivable, accounts payable and other current assets on September 30, 2026, and December 31, 2025, approximate their carrying value as reflected in the balance sheets due to the short-term nature of these instruments or the use of market interest rates for debt instruments.

The Company’s Level 3 accounts include warrant liabilities and the floating lookback option provision in the NeurAxis, Inc. 2025 Employee Stock Purchase Plan. Inputs to determine fair value are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing and discounted cash flow models. The valuation techniques involve management’s estimates and judgment based on unobservable inputs. The fair value estimates may not be indicative of the amounts that would be realized in a market exchange. Additionally, there may be inherent uncertainties or changes in the underlying assumptions used, which could significantly affect the current or future fair value estimates. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

There were no transfers between any of the levels during the periods ended September 30, 2026 and December 31, 2025. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company had no assets that were measured on a nonrecurring basis as of September 30, 2026 and December 31, 2025.

Basic and Diluted Net Income (Loss) per Share

Basic earnings or loss per share (“EPS”) is computed by dividing net income (loss), net of preferred stock dividends, by the weighted average number of common shares outstanding during the period. Diluted EPS is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents that were outstanding for the periods presented. In periods when losses are reported, which is the case for the three and nine month periods ended September 30, 2026 and 2025 presented in these financial statements, the weighted average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Pursuant to the Company’s Board of Directors declaration of dividends on Series B Preferred Stock to holders of record as of July 21, 2026 and April 21 2026, the Company issued 80,456 and 510,605 shares of common stock on July 29, 2026, and April 28, 2026, respectively, based on the 8.5% per annum cumulative dividend rate.

The Company had the following potentially dilutive common stock equivalents:

	September 30,
	2026	2025

Options	—	1,319,394
Restricted Stock Units	2,105,482	834,680
Warrants	966,648	1,419,524
Series B Preferred Stock	3,796,907	3,896,907
Undeclared Cumulative Series B Preferred Stock Dividends	81,339	349,152
Totals	6,950,376	7,819,657

The following table presents the calculation of the basic and diluted net loss per share and the effect of preferred stock dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(6,545,442)	$(2,122,796)	$(10,392,620)	$(6,091,898)
Preferred stock dividends	(193,607)	(198,707)	(574,509)	(619,715)
Net loss available to common stockholders	(6,739,049)	(2,321,503)	(10,967,129)	(6,711,613)
Denominator:
Weighted average shares of common stock outstanding - basic and diluted	12,985,121	9,878,020	12,025,147	8,569,055
Basic and diluted net loss per share	$(0.52)	$(0.24)	$(0.91)	$(0.78)

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

The Company typically satisfies its performance obligations for goods at a point in time as they are received at the customer’s destination (rather than over time). Goods are shipped by common carriers to customers under FOB destination terms. As such, ownership of goods in transit is transferred to the customer upon receipt as the Company bears the associated risks (e.g., loss, damage or delay). Management typically relies on shipping information from common carriers to evaluate when the customer has obtained control of the goods. Shipping and handling costs are recorded as cost of goods sold in the Condensed Statements of Operations.

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

At the time revenue is recognized, the Company estimates expected returns and excludes those amounts from revenue. The Company also maintains appropriate accounts to reflect the effects of expected returns on the Company’s financial position and periodically adjusts those accounts to reflect its actual return experience. Estimated returns totaled $18,870 and $13,824 as of September 30, 2026 and December 31, 2025, respectively.

Payment for goods sold by the Company is typically due after an invoice is sent to the customer, within 30 days. The Company does not offer discounts if the customer pays some or all of an invoiced amount prior to the due date. None of the Company’s contracts have a significant financing component.

Customer deposits are contract liabilities under ASC 606. As of September 30, 2026 and December 31, 2025, the Company had customer deposits of $23,829 and $28,660, respectively.

Medical devices that the Company contracts to sell and transfer to customers are manufactured by two third-party manufacturers located in Indiana and Michigan. In no case does the Company act as an agent (i.e., the Company does not provide a service of arranging for another party to transfer goods to the customer).

Going Concern

As of September 30, 2026, the Company had stockholders’ equity of $3,622,411 and short-term outstanding borrowings of $207,306. Additionally, the Company had cash of $4,476,617 and a working capital surplus of $3,164,631 as of September 30, 2026. However, we have incurred losses and negative cash flows from operations since inception and have funded our operations primarily with a combination of sales, debt, and proceeds from the issuance of capital stock.

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

3. Related Party Transactions

The Company has two demand notes receivable from shareholders related to the sale of common stock on January 1, 2016. The total note principal balance is $1,012,800 as of September 30, 2026, and December 31, 2025, respectively, with interest calculated monthly based on applicable federal rates. The total interest receivable balance is $257,350 and $228,759 as of September 30, 2026, and December 31, 2025, respectively. No payments have been received on the notes. Since repayment is not assured, the Company has fully reserved for the entire balance of principal and interest. The current allowance is $1,270,150 and $1,241,559 as of September 30, 2026, and December 31, 2025, respectively.

The Company also has interest payable to certain shareholders related to the issuance of convertible notes in 2017, which have since been converted into common stock. During the three months ended September 30, 2026, the Company repaid $39,703 of the interest to certain shareholders. The interest payable totaled $26,945 and $66,648 as of September 30, 2026, and December 31, 2025, respectively, and is included in accrued expenses in the Condensed Balance Sheets.

The Company was granted an exclusive, worldwide non-transferable, royalty-free license for the auricular portion of certain patents owned by a limited liability company in which the Company’s President and Chief Executive Officer and Chief Regulatory, Compliance and Privacy Officer both maintain an ownership interest. The license allows for the development, marketing and sales of electro-therapy treatments by stimulation of cranial nerves, cranial nerve branches, auricular nerves, auricular nerve branches, auricular nerve bundles and auricular anatomical structures in human patients. The exclusive license agreement expires on October 18, 2037, may be terminated by either party upon 60 days prior written notice and requires the Company to pay costs associated with the maintenance, prosecution and continuation of patent filings. The Company’s Board of Directors pre-approved the reimbursement of up to $20,000 for the year ending December 31, 2026. License costs totaled $1,343 and $118 for the three months ended September 30, 2026 and 2025, respectively, and $4,725 and $1,435 for the nine months ended September 30, 2026 and 2025, respectively. No amounts were owed to the limited liability company as of September 30, 2026 and December 31, 2025, respectively.

From time to time, a member of the Company’s Board of Directors purchases NeuroStim devices from the Company at cost to conduct research and development activities. The Company’s Board of Directors pre-approved the sale of these NeuroStim devices up to $20,000 for the year ended December 31, 2026. The Company sold NeuroStim devices totaling $1,515 and $1,515 for the three months ended September 30, 2026 and 2025, respectively, and $6,060 and $7,865 for the nine months ended September 30, 2026 and 2025, respectively, under this program.

4. Prepaids and Other Current Assets

Prepaids and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid insurance	$199,396	$141,299
Prepaid software subscriptions	108,413	103,390
Other	204,123	70,594
Total prepaids and other current assets	$511,932	$315,283

5. Other Non-Current Assets

Other non-current assets consisted of the following:

	September 30, 2026	December 31, 2025
Security deposit	$20,163	$20,163
Deferred offering costs	50,553	23,864
Prepaid software subscriptions	—	14,912
Total other non-current assets	$70,716	$58,939

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Compensation and benefits	$1,620,892	$1,359,993
Settled litigation	182,871	692,683
Legal fees	115,222	65,714
Tariffs	75,934	32,000
Research and development fees	54,850	2,143
Interest	26,945	66,648
NSS-2 Bridge license termination fee	-	100,000
Other	60,450	74,048
Total accrued expenses	$2,137,164	$2,393,229

7. Notes Payable

On August 9, 2026, the Company entered into a $231,033 note payable to finance the premiums of a business insurance policy, bearing interest at an annual interest rate of 6.70% and maturing on June 9, 2027, to replace the $170,000 note payable entered into on August 9, 2025, with an annual interest rate of 7.45% that matured on June 9, 2026, in conjunction with the annual renewal period.

On August 9, 2025, the Company entered into a $170,000 note payable to finance the premiums of a business insurance policy, bearing interest at an annual interest rate of 7.45% with a maturity date of June 9, 2026, to replace the $210,000 note payable entered into on August 9, 2024, with an annual interest rate of 7.40% that matured on June 9, 2025, in conjunction with the annual renewal period. On May 26, 2025, the Company also entered into a note payable with a principal balance of $122,253 to finance subscription fees on certain software arrangements maturing on March 1, 2027. The total outstanding principal of these agreements was $207,306 and $158,292, of which $0 and $9,999 is included in other non-current liabilities in the Condensed Balance Sheets, as of September 30, 2026 and December 31, 2025, respectively.

Interest expense totaled $20,126 and $29,661 for the three months ended September 30, 2026 and 2025, respectively, and $66,109 and $45,333 for the nine months ended September 30, 2026 and 2025, respectively. The Company’s accrued interest totaled $26,945 and $66,648 as of September 30, 2026 and December 31, 2025, respectively.

8. Leases

The Company’s leases are comprised of operating leases for office space. At the inception of the lease, the Company determines whether the lease contract conveys the right to control the use of identified property for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are recorded as operating lease right-of-use assets, other current liabilities, and operating lease liabilities in the Condensed Balance Sheets. The Company did not have any finance leases as of September 30, 2026 and December 31, 2025.

The Company has two leases consisting of office space in Batesville and Carmel, Indiana. The lease in Batesville, Indiana commenced on August 1, 2025, and has an initial term of three years, with automatic one-year renewals subject to an annual 4% rent escalation, unless 60-day notice of vacating is given. On May 19, 2025, the Company terminated its prior lease in Versailles, Indiana, with a monthly lease payment of $1,800, effective July 31, 2025, without penalty due to the relocation of the office space to Batesville, Indiana, with the same landlord. The current monthly lease payment is $2,000 with no escalations during the initial lease term. On September 13, 2025, the Company prepaid $25,200 towards the monthly lease payments which will be amortized over the initial lease term. On August 11, 2026, the Company amended its lease to increase the square footage of its Batesville, Indiana office and prepaid $7,500 toward the construction. The monthly lease payment will increase to $2,250 upon completion of the construction which occur after September 30,2026. The lease in Carmel, Indiana commenced January 1, 2024, with an initial term of five years and five months. The monthly lease payment started at $6,721 with an annual increase of 2.5%. The Company was only obligated to pay an amount equal to 50% of the monthly base rent for the first 10 months of the term.

The Company recognized operating lease expense of $26,116 and $24,193 for the three months ended September 30, 2026 and 2025, respectively, and $78,347 and $75,275 for the nine months ended September 30, 2026 and 2025, respectively, including short-term lease expense and variable lease costs.

The following table presents information related to the Company’s operating leases:

	September 30, 2026	December 31, 2025
Operating lease right of use asset, net	$211,128	$261,565

Current portion of operating lease payable	75,214	65,752
Operating lease payable, net of current portion	144,719	202,566
Total operating lease payable	$219,933	$268,318

Weighted-average remaining lease term (in years)	2.57	3.31
Weighted-average discount rate	15.0%	15.0%

As of September 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Remainder of 2026	$25,087
2027	102,456
2028	98,127
2029	38,025
Total lease payments	263,695
Less: imputed interest	(43,762)
Total present value of lease payments	$219,933

9. Common Stock and Warrants

The Company has authorized 100,000,000 shares of common stock, of which 13,808,061 and 10,652,812 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

On January 22, 2026, the Company issued 43,196 shares of common stock with a fair value of $199,995 to its Board of Directors for their services for the year ending December 31, 2026. The Company recorded $50,000 and $149,998 as general and administrative expense in the Condensed Statements of Operations for the three and nine months ended September 30, 2026, respectively, and $49,997 as prepaids and other current assets in the Condensed Balance Sheets as of September 30, 2026.

On January 22, 2026, the Company issued another 43,196 shares of common stock with a fair value of $200,000 to its Board of Directors for their service during the year ended December 31, 2025. The Company recorded $50,000 and $150,000 as general and administrative expense in the Condensed Statements of Operations for the three and nine months ended September 30, 2025, respectively.

During the three months ended March 31, 2026, the Company issued (i) 495,456 shares of common stock to investors pursuant to the 2025 At The Market Offering Agreement with Craig-Hallum Capital Group, LLC with such shares registered in accordance with the Company’s effective Registration Statement on Form S-3 (File No. 333-283798), previously filed with the Securities and Exchange Commission (“SEC”) on December 13, 2024, and declared effective on February 11, 2025, and the related prospectus supplements with the SEC on August 29, 2025, October 23, 2025, and April 21, 2026, (collectively, the “2025 ATM Agreement”) for gross proceeds of $2,990,361, (ii) 213,040 common shares upon the exercise of warrants for gross proceeds of $507,035 and (iii) 2,345 common shares, net of shares withheld to cover payroll taxes, pursuant to the vesting of Restricted Stock Units (“RSUs”) under the 2022 Omnibus Securities and Incentive Plan.

On April 1, 2026, the Company issued 43,885 shares of common stock to eligible employees pursuant to the NeurAxis, Inc. 2025 Employee Stock Plan for gross proceeds of $86,015.

On April 10, 2026, and July 9, 2026, the Company’s Board of Directors declared a dividend on the Series B Preferred Stock. Holders of record of the Company’s Series B Preferred Stock as of the record date of April 21, 2026, and July 21, 2026, received a stock dividend on April 28, 2026, and July 29, 2026, of the Company’s par value $0.001 common stock for every share of Series B Preferred Stock. The Company issued 510,605 and 80,456 shares of common stock on April 28, 2026, and July 29, 2026, respectively, based on the 8.5% per annum cumulative dividend rate on the principal balance from the convertible notes issued in 2024, divided by $2.38.

During the three months ended June 30, 2026, the Company issued (i) 252,455 shares of common stock to investors pursuant to the 2025 ATM Agreement for gross proceeds of $2,070,657, (ii) 183,586 common shares upon the exercise of warrants for gross proceeds of $436,935 and (iii) 27,483 common shares, net of shares withheld to cover payroll taxes, pursuant to the vesting of RSUs under the 2022 Omnibus Securities and Incentive Plan.

On August 14, 2026, the Company issued 127,210 shares of common stock to its Board of Directors as a market compensation adjustment for their past service as approved by the Board of Directors on August 6, 2026. The Company recorded the fair value of $798,879 as general and administrative expense in the Condensed Statements of Operations for the three and nine months ended September 30, 2026, respectively.

On August 24, 2026, the Company issued 863,169 shares of common stock, net of shares withheld to cover payroll taxes, with a fair value of $8,878,284 to certain employees and shareholders upon the cancelation of 1,305,630 stock options under the 2017 Innovative Health Solutions, Inc. Stock Compensation Plan and the grant of an equivalent amount of RSUs with immediate vesting under the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan as approved by the Company’s Board of Directors and shareholders on April 9, 2026, and June 10, 2026, respectively. The stock option cancelation and RSU grants were executed on July 24, 2026 and treated as a modification under ASC 718, Compensation—Stock Compensation, whereby the Company recorded $3,286,171 in incremental compensation cost classified as general and administrative expenses in the Condensed Statements of Operations for the three and nine months ended September 30, 2026, which represents the excess of the fair value of the granted RSUs over the fair value of the stock options upon the exchange.

During the three months ended September 30, 2026, the Company issued (i) 218,864 shares of common stock to investors pursuant to the ATM Agreement for proceeds of $1,635,257, (ii) 16,250 common shares upon the exercise of warrants for gross proceeds of $38,675 and (iii) 34,053 common shares pursuant to the vesting of RSUs under the 2022 Omnibus Securities and Incentive Plan.

During the nine months ended September 30, 2025, the Company issued (i) 39,471 shares of common stock with a fair value of $112,493 to its Board of Directors for their service from April 1, 2024 through December 31, 2024 (ii) 186,166 shares of common stock to an investor in exchange for 502,647 warrants in a cashless exercise transaction with $186 reclassified from additional paid in capital to common stock in the Condensed Statements of Stockholders’ Equity (iii) 720,359 common shares upon the exercise of warrants for gross proceeds of $1,002,991 (iv) 384,032 common shares to certain investors upon conversion of an equivalent amount of Series B Preferred Stock (v) 1,538,461 common shares pursuant to a securities purchase agreement with certain institutional investors for gross proceeds of $4,999,999 offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-283798) which was declared effective by the Securities and Exchange Commission on February 11, 2025, a base prospectus dated February 11, 2025 and a prospectus supplement dated May 20, 2025 (vi) 14,060 common shares, net of shares withheld to cover payroll taxes, pursuant to the vesting of RSUs under the 2022 Omnibus Securities and Incentive Plan and (vii) 13,518 common shares to certain shareholders to settle certain claims with a fair value of $33,913.

The following table presents a summary of common stock warrant activity for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Number of Warrants for Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Warrants for Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Beginning of Period	982,898	$2.46	1.79	1,419,524	$2.44	2.77
Exercised	(16,250)	2.38	1.59	-	-	-
End of Period	966,648	$2.46	1.54	1,419,524	$2.44	2.52

The following table presents a summary of common stock warrant activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Number of Warrants for Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Warrants for Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Beginning of Period	1,379,524	$2.44	2.26	2,642,530	$2.41	2.93
Exercised	(412,876)	2.38	1.92	(1,223,006)	1.80	2.10
End of Period	966,648	$2.46	1.54	1,419,524	$2.44	2.52

The following table summarizes the Company’s warrants outstanding and exercisable as of September 30, 2026:

	Number of
	Warrants	Exercise	Expiration
	Outstanding	Price	Date
Investor Warrant	12,852	$8.76	September 18, 2028
2022 Convertible Notes	134,504	$2.38	Various in 2027
2023 Convertible Notes	726,260	$2.38	Various in 2028
Underwriter Warrants	16,520	$2.38	August 8, 2028
Advisory Agreement Warrants	76,512	$2.38	Various in 2029
Total	966,648

10. Preferred Stock

The Company’s shareholders authorized 5,000,000 shares of preferred stock of which 5,000,000 shares were designated as $0.001 par value Series B Preferred Stock with 3,796,907 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. Series B Preferred Stock shareholders vote with Common Stock shareholders on an as-converted basis and not as a separate class. Cumulative dividends accrue at 8.5% per annum and are due and payable in either cash or common shares at the Company’s discretion on a quarterly basis through December 31, 2026. Series B Preferred Stock converts to common stock on a 1:1 basis, subject to adjustments for stock dividends, splits, combinations and similar events as well as unpaid dividends thereon, solely at the election of the holder at any time.

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

Preferred stock dividends of $1,406,767 and $0 were declared and issued as common stock as of September 30, 2026, and December 31, 2025, respectively. Series B Preferred Stock undeclared cumulative dividends totaled $193,607 and $1,025,865 as of September 30, 2026, and December 31, 2025, respectively.

Pursuant to the Company’s Board of Directors declaration of dividends on Series B Preferred Stock to holders of record as of July 21, 2026 and April 21 2026, the Company issued 80,456 and 510,605 shares of common stock on July 29, 2026 and April 28, 2026, respectively, based on the 8.5% per annum cumulative dividend rate.

11. Stock-Based Compensation

Restricted Stock Units

Pursuant to the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan, the Company initiated grants of restricted stock units (“RSUs”) as follows:

	Nine Months Ended September 30,
	2026		2025
	Number of RSUs	Weighted Average Fair Value	Number of RSUs	Weighted Average Fair Value
Outstanding as of Beginning of Period	831,346	$2.32	—	$—
Granted	2,657,153	6.28	852,214	2.32
Vested	(1,386,530)	6.79	(20,868)	2.31
Outstanding as of End of Period	2,102,149	$4.37	831,346	$2.32

Of the RSUs granted during the nine months ended September 30, 2026, 1,277,470 are subject to a pro rata annual vesting period over three years and 1,379,683 immediately vested whereas the RSUs granted during the nine months ended September 30, 2025 are subject to a three-year cliff vesting period. The RSUs are payable in shares of the Company’s common stock and fully vest upon (i) death or disability or (ii) change of control. Dividend equivalents accrue on RSUs and are paid upon vesting; there were no accrued dividends on unvested RSUs as of September 30, 2026. As of September 30, 2026, 3,333 RSUs are pending issuance and 2,209 common shares were subsequently issued, net of shares withheld to cover payroll taxes, on October 6, 2026 in accordance with the normal vesting schedule. As of September 30, 2025, 3,334 RSUs are pending issuance and were subsequently issued on October 29, 2025 in accordance with the normal vesting schedule.

Total stock-based compensation expense related to RSUs is classified in the Company’s Condensed Statements of Operations as (i) selling expenses totaling $102,687 and $40,311 for the three months ended September 30, 2026 and 2025, respectively, and $231,709 and $91,454 for the nine months ended September 30, 2026 and 2025, respectively, and (ii) general and administrative expense totaling $3,934,257 and $120,554 for the three months ended September 30, 2026 and 2025, respectively, and $4,717,210 and $348,264 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, total unrecognized stock-compensation expense relating to unvested stock awards granted under the Company’s share-based compensation plans amounted to $7,276,729.

Stock Options

The following is a summary of the Company’s outstanding stock options as of September 30, 2026 and December 31, 2025:

	Number of Options	Weighted Avg. Remaining Contractual Life (in years)	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,305,630	3.69	$6.94	$—
Cancelled	(1,305,630)	3.69	6.94
Outstanding as of September 30, 2026	—	—	$—	$—

On April 9, 2026, the Company’s Board of Directors approved the cancelation of 1,305,630 stock options issued under the 2017 Innovative Health Solutions, Inc. Stock Compensation Plan and the grant of an equivalent amount of RSUs with immediate vesting under the NeurAxis, Inc. 2022 Omnibus Securities and Incentive Plan which was approved by the Company’s shareholders on June 10, 2026. The stock option cancelation and RSU grants were executed on July 24, 2026 and treated as a modification under ASC 718, Compensation—Stock Compensation, whereby the Company recognized incremental compensation cost of $3,286,171 classified as general and administrative expense in the Condensed Statements of Operations for the three and nine months ended September 30, 2026 which represented the excess of the fair value of the granted RSUs over the fair value of the stock options upon the exchange. On August 24, 2026, the Company issued 863,169 shares of common stock, net of shares withheld to cover payroll taxes, and paid $3,008,735, in payroll taxes which is included in payments of employee payroll taxes withheld upon net settlement of restricted stock units as cash flows from financing activities in the Condensed Statement of Cash Flows for the nine months ended September 30, 2026.

The Company utilized a Black-Scholes option-pricing model to compute the fair value of the stock options upon cancelation on July 24, 2026, in order to determine the incremental compensation cost. The inputs utilized in the application of the Black-Scholes option-pricing model included (i) an exercise price of $6.94 per share, (ii) an expected remaining term of 3.1 years for each stock option, (iii) estimated volatility of 96.4% based on historical stock prices of comparable companies with a look back period commensurate with the remaining contract term, (iv) a risk-free interest rate of 4.37% based on the interest rates of U.S. Treasury Notes consistent with the remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future. There was no unrecognized compensation cost upon cancelation of the stock options due to their immediate vesting on the original grant date of September 9, 2021.

Employee Stock Purchase Plan

On July 1, 2025, the Compensation Committee of the Board of Directors (“Board”) of the Company adopted the NeurAxis, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) subsequently approved by the Shareholders on June 10, 2026. The purpose of the ESPP is to provide eligible employees an opportunity to acquire common stock of the Company at a 15% discount using payroll deductions. The maximum number of shares of the Company’s common stock that may be issued under the ESPP is 100,000, subject to an annual increase on January 1st of each year from 2026 through 2035 by the lesser of (i) 1% of the Company’s outstanding capital stock as of the prior December 31st or (ii) 100,000 shares. The Board may reduce or eliminate this annual increase before February 1st of any given year. Total stock-based compensation expense related to the ESPP is classified in the Company’s Condensed Statements of Operations as (i) selling expenses totaling $7,911 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $23,332 and $0 for the nine months ended September 30, 2026 and 2025, respectively, and (ii) general and administrative expense totaling $12,022 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $53,863 and $0 for the nine months ended September 30, 2026 and 2025, respectively. Employee withholdings of $92,600 and $13,611 are included in accrued expenses in the Condensed Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

12. Fair Value Measurement of Financial Instruments

Warrants

The Company utilizes a Black-Scholes option-pricing model to compute the fair value of the warrant liability and to mark to market the fair value of the warrant at each balance sheet date. The inputs utilized in the application of the Black-Scholes option-pricing model included (i) an exercise price of $8.76 per share, (ii) an expected remaining term of each warrant based on the remaining contractual maturity of each warrant, (iii) estimated volatility ranging from 89.1% to 101.1% based on historical stock prices of comparable companies with a look back period commensurate with the period to maturity, (iv) a risk-free interest rate ranging from 3.72% to 4.89% based on the interest rates of U.S. Treasury Notes consistent with the expected remaining contract term and (v) a 0% expected dividend yield as the Company has not paid dividends to date and does not anticipate declaring dividends in the near future.

The following are the changes in the warrant liabilities during the nine months ended September 30, 2026 and year ended December 31, 2025:

Warrant liabilities as of January 1, 2025	$9,166
Changes in fair value of warrant liabilities	7,634
Warrant liabilities as of December 31, 2025	16,800
Changes in fair value of warrant liabilities	30,894
Warrant liabilities as of September 30, 2026	$47,694

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

The Company recorded the fair value of the ESPP floating lookback option as stock-based compensation expense totaling $19,933 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $77,195 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

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

The following reconciles the reportable segment net sales and operating loss to the Company’s reported net loss:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Sales	$2,027,904	$811,414	$5,564,483	$2,601,155
COGS	271,663	135,487	762,601	421,265
Gross Profit	1,756,241	675,927	4,801,882	2,179,890
Selling Expenses (a)	1,001,315	762,548	2,687,039	1,694,354
Research & Development (a)	288,745	130,850	645,123	347,433
Compensation and Benefits (a)	5,258,516	1,166,175	8,469,289	3,456,406
Professional Services (a) (b)	565,913	287,993	1,482,036	989,301
Legal Settlement	-	-	-	630,568
Depreciation	8,541	7,921	24,945	21,920
Amortization	8,280	8,284	24,844	13,526
Other Operating Expenses (a) (c)	1,203,854	412,241	1,912,921	1,139,422
Segment Operating Loss	(6,578,923)	(2,100,085)	(10,444,315)	(6,113,040)
Financing Charges	-	(30,240)	-	(30,240)
Interest Expense	(20,126)	(29,661)	(66,109)	(45,333)
Change in Fair Value of Warrant Liability	(1,837)	(1,740)	(30,894)	(28)
Other Income	55,444	38,930	148,698	96,743
Total Other Income, Net	33,481	(22,711)	51,695	21,142
Net Loss	$(6,545,442)	$(2,122,796)	$(10,392,620)	$(6,091,898)

(a)	The significant expense categories and amounts align with the segment-level information provided on a regular basis to the CODM.
(b)	Professional services include legal, audit, market access and investor relations expenses.
(c)	Other operating expenses include rent and utilities, insurance, travel, software subscription fees, board fees and bad debt expense.

Total segment assets for IB-STIM amounted to $6,655,045 and $6,404,036 as of September 30, 2026 and December 31, 2025, respectively. Total segment capital expenditures for IB-STIM amounted to $13,800 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $20,103 and $25,288 for the nine months ended September 30, 2026 and 2025, respectively. Total segment depreciation and amortization amounted to $16,821 and $16,205 for the three months ended September 30, 2026 and 2025, respectively, and $49,789 and $35,446 for the nine months ended September 30, 2026 and 2025, respectively.

Significant segment non-cash charges settled in common stock include (i) consulting and advisory fees totaling $798,879 and $33,913 for the three months ended September 30, 2026 and 2025, respectively, and $948,877 and $146,406 for the nine months ended September 30, 2026 and 2025, respectively, and (ii) RSU grants totaling $3,500,023 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $3,800,424 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

14. Settled Litigation

On February 6, 2019, plaintiffs Ritu Bhambhani, M.D. and Sudhir Rao initiated a lawsuit against Innovative Health Solutions, Inc. and others in the United States District Court for the District of Maryland, later as amended as the Third Amended Complaint (“Complaint”), asserting claims under the RICO Act, as well as of fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy related to Medicare and insurance reimbursement of the Company’s NeuroStim device, seeking damages in excess of $5 million. The Court granted the Company’s motion for summary judgment and dismissed the Complaint on September 14, 2022, and the Fourth Circuit Court of Appeals affirmed the dismissal on September 3, 2024, with no further appeal sought by the plaintiffs.

On July 14, 2022, related entities owned or partially owned by the same plaintiffs Ritu Bhambhani, LLC; Box Hill Surgery Center, LLC; Pain and Spine Specialists of Maryland, LLC; and SimCare ASC, LLC initiated a lawsuit against the Company and others in the United States District Court for the District of Maryland (the “2022 Lawsuit”), asserting the same claims and seeking damages in excess of $75,000. The Court dismissed the RICO claims on May 25, 2023, and the parties subsequently pursued mediation of the remaining claims. On April 25, 2025, the parties reached a $750,000 settlement payable in 12 equal monthly installments beginning in January 2026, with $187,500 remaining as of September 30, 2026. The Company recorded a charge of $0 and $630,568 classified as general and administrative expense in the Condensed Statements of Operations during the three and nine months ended September 30, 2025, respectively, while interest expense was recorded as incurred. As of September 30, 2026, the Company maintained a liability of $182,871 classified as accrued expenses in the Condensed Balance Sheets.

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

In January 2024, Dr. Arturo Taca served notice to the Company of claims asserting an interest in U.S. Patent No. 10,413,719 and seeking compensation of approximately $2,000,000 based on his alleged contributions to certain neurostimulation technology. The Company disputes both the asserted ownership interest and the related compensation claim and intends to defend the matter vigorously. The Company does not believe that a material loss is probable, and accordingly, no liability has been recorded as of September 30, 2026. Because the matter remains in its early stages, the ultimate outcome cannot be predicted.

16. Subsequent Events

On October 6, 2026 the Company issued 2,209 shares of common stock, net of shares withheld to cover payroll taxes, to an employee pursuant to the vesting of RSUs under the 2022 Omnibus Securities and Incentive Plan.

On October 7, 2026, the Company issued 19,100 shares of common stock to eligible employees pursuant to the NeurAxis, Inc. 2025 Employee Stock Purchase Plan effective as of July 1, 2025 and subsequently approved by the Shareholders on June 10, 2026, for gross proceeds of $92,444.

On October 14, 2026, the Company’s Board of Directors declared a dividend on the Series B Preferred Stock. Holders of record of the Company’s Series B Preferred Stock as of the record date of October 26, 2026, received a stock dividend on October 30, 2026, of the Company’s par value $0.001 common stock for every share of Series B Preferred Stock. The Company issued 81,339 shares of common stock based on the 8.5% per annum cumulative dividend rate.

In October of 2026, the Company issued 221,000 shares of common stock to investors for gross proceeds of $1,659,953 pursuant to the 2025 ATM Agreement.

On October 19, 2026, the Company issued 11,500 shares of common stock upon exercise of an equivalent amount of common stock warrants for gross proceeds of $27,370.

On November 3, 2026, the Company issued 50,000 shares of common stock to an investor upon conversion of an equivalent amount of Series B Preferred Stock.

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

Since our inception, we have incurred significant operating losses. Our net loss was $6,545,442 and $2,122,796 for the three months ended September 30, 2026 and 2025, respectively, and $10,392,620 and $6,091,898 for the nine months ended September 30, 2026 and 2025, respectively. Although we had stockholders’ equity of $3,622,411 as of September 30, 2026, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. We expect to incur significant expenses and operating losses for the foreseeable future as we continue to pursue widespread insurance coverage of our IB-Stim and RED devices and seek FDA clearance of our device for other indications. There are a number of milestones and conditions that we must satisfy before we are able to generate sufficient revenue to fund our operations, including FDA clearance of our IB-Stim device to treat future indications and incremental payor coverage.

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

Gross Profit and Gross Margin

Our management uses gross profit and gross margin to evaluate the efficiency of operations and as a key component to determining the effectiveness and allocation of resources. We calculate gross profit as net sales less cost of goods sold, and gross margin as gross profit divided by net sales. Our gross margin has been and will continue to be affected by a variety of factors, primarily the average selling price of our IB-Stim device, production volume, order flows, change in mix of customers, third-party manufacturing costs related to components of our devices including tariffs, and cost-reduction strategies. We expect our gross profit to increase for the foreseeable future as our net sales grows, both through broader insurer acceptance of our IB-Stim device in the near term and approval of our technology for the treatment of other indications over the longer term. Our gross margin may fluctuate from quarter to quarter due to changes in average selling prices and the mix of patient healthcare coverage (e.g., discounts are provided to lower income patients without healthcare insurance), particularly as we introduce enhancements to our IB-Stim device and new products to address other indications, and as we adopt new manufacturing processes and technologies.

Expenses

We have four categories of expenses: cost of goods sold, selling, research and development (“R&D”), and general and administrative (“G&A”).

Costs of goods sold consist of costs paid for the IB-Stim and RED devices to our contract manufacturers along with shipping and handling costs and expired inventory charges. Expired inventory expense is related to the FDA clearance period from the date our devices are manufactured, and if the device is not sold in such period, a charge is recorded. Expired inventory charges totaled $1,457 and $11,598 for the three months ended September 30, 2026 and 2025, respectively, and $4,307 and $19,777 for the nine months ended September 30, 2026 and 2025, respectively. We have fixed-priced contracts with the manufacturers of our devices.

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

Results of Operations

The following table presents our statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively:

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net sales	$2,027,904	$811,414	$5,564,483	$2,601,155
Cost of goods sold	271,663	135,487	762,601	421,265
Gross profit	1,756,241	675,927	4,801,882	2,179,890
Selling expenses	1,001,315	762,548	2,687,039	1,694,354
Research and development	288,745	130,850	645,123	347,433
General and administrative	7,045,104	1,882,614	11,914,035	6,251,143
Operating loss	(6,578,923)	(2,100,085)	(10,444,315)	(6,113,040)
Other income (expense):
Financing charges	-	(30,240)	-	(30,240)
Interest expense, net	(20,126)	(29,661)	(66,109)	(45,333)
Change in fair value of warrant liability	(1,837)	(1,740)	(30,894)	(28)
Other income	55,444	38,930	148,698	96,743
Total other income (expense), net	33,481	(22,711)	51,695	21,142
Net loss	$(6,545,442)	$(2,122,796)	$(10,392,620)	$(6,091,898)

Net Sales

Net sales increased $1,216,490, or 149.9%, from $811,414 for the three months ended September 30, 2025, to $2,027,904 for the three months ended September 30, 2026, and increased $2,963,328 or 113.9%, from $2,601,155 for the nine months ended September 30, 2025, to $5,564,483 for the nine months ended September 30, 2026. The increases were due to unit volume growth from broader insurance coverage attributable to the IB-Stim’s Category I CPT code effective date of January 1, 2026 and an increase in the average selling price to $1,045 from $775 for the three months ended September 30, 2026 and 2025, respectively, and to $1,018 from $773 for the nine months ended September 30, 2026 and 2025, respectively, as more units were sold to patients with full reimbursement insurance coverage compared to the Company’s discounted financial assistance program.

Gross Profit and Gross Margin

Gross profit increased $1,080,314, or 159.8%, from $675,927 for the three months ended September 30, 2025, to $1,756,241 for the three months ended September 30, 2026, and increased $2,621,992, or 120.3%, from $2,179,890 for the nine months ended September 30, 2025, to $4,801,882 for the nine months ended September 30, 2026. Gross margin increased from 83.3% for the three months ended September 30, 2025, to 86.6% for the three months ended September 30, 2026, and increased from 83.8% for nine months ended September 30, 2025, to 86.3% for the nine months ended September 30, 2026, and outpaced sales growth, due to higher volume growth from the Company’s patients with full reimbursement insurance coverage compared to patients that pay through the Company’s discounted financial assistance program, partially offset by higher device manufacturing costs including tariffs.

Selling Expenses

Selling expenses increased $238,767, or 31.3%, from $762,548 for the three months ended September 30, 2025, to $1,001,315 for the three months ended September 30, 2026, and increased $992,685 or 58.6%, from $1,694,354 for the nine months ended September 30, 2025, to $2,687,039 for the nine months ended September 30, 2026. The increases were due to commissions from higher sales volume, additional sales reps and marketing personnel including recruiting fees and higher travel expenses to facilitate growth resulting from the IB-Stim Category I CPT code and broader insurance coverage partially offset by certain marketing costs in 2025 incurred to promote awareness and accelerate patient access and physician adoption.

Research and Development

Research and development expenses increased $157,895, or 120.7%, from $130,850 for the three months ended September 30, 2025, to $288,745 for the three months ended September 30 2026, and increased $297,690, or 85.7%, from $347,433 for the nine months ended September 30, 2025 to $645,123 for the nine months ended September 30, 2026. The increases were due to more clinical research studies in 2026 as the Company continues its expansion of IB-Stim’s FDA indications, partially offset by non-recurring RED device development costs in 2025.

General and Administrative

General and administrative expenses increased $5,162,490, or 274.2%, from $1,882,614 for the three months ended September 30, 2025, to $7,045,104 for the three months ended September 30, 2026, primarily due to (i) one-time non-recurring stock compensation charges totaling $4,298,903 related to the excess of the fair value of RSUs issued in an exchange from cancelled stock options over the fair value of the cancelled stock options and RSUs issued with immediate vesting to the Company’s Board of Directors and certain employees as a market compensation adjustment for past services, (ii) incremental stock compensation expense from the third year of a three-year vesting plan, (iii) higher market access advisory costs and additional headcount, including recruiting fees, as the Company pursues incremental insurance payor coverage and (iv) higher benefit costs.

General and administrative expenses increased $5,662,892, or 90.6%, from $6,251,143 for the nine months ended September 30, 2025, to $11,914,035 for the nine months ended September 30, 2026, primarily due to (i) one-time non-recurring stock compensation charges of $4,599,303 related to the excess of the fair value of RSUs issued in an exchange from cancelled stock options over the fair value of the cancelled stock options and RSUs issued with immediate vesting to the Company’s Board of Directors and certain employees as a market compensation adjustment for past services, (ii) incremental stock compensation expense from the third year of a three-year vesting plan, (iii) higher market access advisory costs and additional headcount, including recruiting fees, as the Company pursues incremental insurance payor coverage and (iv) higher benefit costs, partly offset by a one-time non-recurring charge in 2025 to settle a lawsuit.

Operating Loss

Our operating loss increased $4,478,838, or 213.3%, from $2,100,085 for the three months ended September 30, 2025, to $6,578,923 for the three months ended September 30, 2026, primarily due to (i) one-time non-recurring stock compensation charges of $4,298,903 related to the excess of the fair value of RSUs issued in an exchange from cancelled stock options over the fair value of the cancelled stock options and RSUs issued with immediate vesting to the Company’s Board of Directors and certain employees as a market compensation adjustment for past services, (ii) selling costs that are a function of the higher sales, (iii) research and development costs as the Company continues its pursuit of additional IB-Stim FDA indications and (iv) market access advisory costs as the Company pursues incremental insurance payor coverage, partly offset by higher gross profit as the Company’s sales increased from the Category I CPT code and broader payor coverage.

Our operating loss increased $4,331,275, or 70.9%, from $6,113,040 for the nine months ended September 30, 2025, to $10,444,315 for the nine months ended September 30, 2026, primarily due to (i) one-time non-recurring stock compensation charges of $4,599,303 related to the excess of the fair value of RSUs issued in an exchange from cancelled stock options over the fair value of the cancelled stock options and RSUs issued with immediate vesting to the Company’s Board of Directors and certain employees as a market compensation adjustment for past services, (ii) higher operating expenses due to selling costs that are a function of the higher sales, (iii) research and development costs as the Company continues its pursuit of additional IB-Stim FDA indications and (iv) market access advisory costs as the Company pursues incremental insurance payor coverage, partly offset by higher gross profit as the Company’s sales increased as a result of the Category I CPT code and broader payor coverage and the absence of a one-time non-recurring charge in 2025 to settle a lawsuit.

Other Income, Net

Other income increased $56,192, or 247.4%, from $22,711 of expense for the three months ended September 30, 2025, to $33,481 of income for the three months ended September 30, 2026, primarily due to the absence of a non-recurring finance charge in 2025.

Other income increased $30,553, or 144.5%, from $21,142 for the nine months ended September 30, 2025, to $51,695 for the nine months ended September 30, 2026, primarily due to higher interest income on the Company’s cash balances and the absence of a non-recurring finance charge in 2025, partially offset by higher interest expense related to the settlement of a lawsuit in 2025 and the change in fair value of warrants.

Net Loss

Our net loss increased $4,422,246, or 208.3%, from $2,122,796 for the three months ended September 30, 2025, to $6,545,442 for the three months ended September 30, 2026, primarily due to (i) one-time non-recurring stock compensation charges of $4,298,903 related to the excess of the fair value of RSUs issued in an exchange from cancelled stock options over the fair value of the cancelled stock options and RSUs issued with immediate vesting to the Company’s Board of Directors and certain employees as a market compensation adjustment for past services and (ii) higher operating expenses partly offset by higher gross profit and the absence of a non-recurring finance charge in 2025.

Our net loss increased $4,300,722, or 70.6%, from $6,091,898 for the nine months ended September 30, 2025, to $10,392,620 for the nine months ended September 30, 2026, primarily due to (i) one-time non-recurring stock compensation charges of $4,599,303 related to the excess of the fair value of RSUs issued in an exchange from cancelled stock options over the fair value of the cancelled stock options and RSUs issued with immediate vesting to the Company’s Board of Directors and certain employees as a market compensation adjustment for past services and (ii) higher operating expenses, partly offset by higher sales and gross profit.

Liquidity and Capital Resources

We had cash on hand of $4,476,617 and $4,965,072 as of September 30, 2026, and December 31, 2025, respectively. We maintained a working capital surplus of $3,164,631 and $2,941,091 as of September 30, 2026, and December 31, 2025, respectively. The increase in working capital was primarily due to (i) proceeds from the issuance of common stock pursuant to the 2025 ATM Agreement and the exercise of warrants and (ii) higher accounts receivable driven by IB-Stim device sales, partly offset by payment of employee withholding taxes related to the exchange of the cancelled stock options to RSUs with immediate vesting.

We have incurred losses since inception and have funded our operations primarily with a combination of sales, debt, and the sale of capital stock. As of September 30, 2026, we had stockholders’ equity of $3,622,411 and short-term borrowings of $207,306.

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

Additionally, we have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. Our management will spend additional time on policies and procedures to ensure we are compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act. This additional corporate governance time required of management could limit the amount of time our management has to implement our business plan and may delay our anticipated growth plans.

The following table summarizes our cash flow from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

	(Unaudited)
	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(4,527,644)	$(4,498,684)
Net cash used in investing activities	(20,103)	(25,288)
Net cash provided by financing activities	4,059,292	5,204,211
Net (decrease) increase in cash and cash equivalents	(488,455)	680,239
Cash and cash equivalents at beginning of period	4,965,072	3,696,870
Cash and cash equivalents at end of period	$4,476,617	$4,377,109

Operating Activities – Net cash used in operating activities increased $28,960 or 0.6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher accounts receivable to be collected in the fourth quarter of 2026 and the 2026 payment of a lawsuit settled in 2025, partly offset by a lower net loss excluding one-time, non-recurring stock compensation charges related to the issuance of RSUs in exchange of cancelled stock options and market compensation adjustments for the Company’s Board of Directors and certain employees.

Investing Activities – Net cash used in investing activities decreased $5,185 or 20.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to non-recurring capital expenditures to manufacture the RED device in 2025 partly offset by capital expenditures in 2026 related to security and domain purchases.

Financing Activities – Net cash provided by financing activities decreased $1,144,919, or 22.0%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the payment of employee withholding taxes related to the net settlement of RSUs, partly offset by higher proceeds from the 2026 issuance of common stock pursuant to the 2025 ATM Agreement and proceeds from the issuance of common stock subject to the Employee Stock Purchase Plan.

Critical Accounting Estimates

There have been no material changes to the critical accounting estimates previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, and in light of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were not effective.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, management identified the following material weaknesses in our internal control over financial reporting, which continued to exist as of September 30, 2026:

●	Ineffective approval processes governing (i) timely Board of Directors authorization and (ii) segregation of duties and roles and responsibilities configurations within the Company’s financial reporting system;
●	Inadequate contract management process to capture all executed agreements prior to the commencement of services in order to ensure accuracy within the proper accounting period;
●	Misapplication of U.S. GAAP; and
●	Ineffective disclosure controls and procedures as a result of (i) lack of segregation of duties, (ii) lack of internal control structure review and (iii) misapplication of U.S. GAAP.

During the fiscal year ended December 31, 2025, and the nine months ended September 30, 2026, management, with the oversight of the Audit Committee, undertook measures to enhance the Company’s internal control environment by implementing numerous controls previously disclosed in our Annual Report on Form 10-K to remediate the material weaknesses. During the three months ended September 30, 2026, management continued those remediation efforts by (i) establishing segregation of duties governing IT user access and permissions including change management, (ii) finalizing a contract policy that captures the Company’s rights and obligations and (iii) continuing independent control testing of the material weaknesses that is expected to continue through the remainder of 2026.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2019, plaintiffs Ritu Bhambhani, M.D. and Sudhir Rao initiated a lawsuit against Innovative Health Solutions, Inc. and others in the United States District Court for the District of Maryland, later as amended as the Third Amended Complaint (“Complaint”), asserting claims under the RICO Act, as well as of fraudulent misrepresentation, intentional misrepresentation by concealment, and civil conspiracy related to Medicare and insurance reimbursement of the Company’s NeuroStim device, seeking damages in excess of $5 million. The Court granted the Company’s motion for summary judgment and dismissed the Complaint on September 14, 2022, and the Fourth Circuit Court of Appeals affirmed the dismissal on September 3, 2024, with no further appeal sought by the plaintiffs.

On July 14, 2022, related entities owned or partially owned by the same plaintiffs Ritu Bhambhani, LLC; Box Hill Surgery Center, LLC; Pain and Spine Specialists of Maryland, LLC; and SimCare ASC, LLC initiated a lawsuit against the Company and others in the United States District Court for the District of Maryland (the “2022 Lawsuit”), asserting the same claims and seeking damages in excess of $75,000. The Court dismissed the RICO claims on May 25, 2023, and the parties subsequently pursued mediation of the remaining claims. On April 25, 2025, the parties reached a $750,000 settlement payable in 12 equal monthly installments beginning in January 2026, with $187,500 remaining as of September 30, 2026.

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

ITEM 5: OTHER INFORMATION.

Insider Trading Arrangements and Policies

On September 10, 2026, Brian Carrico, the Company’s President and Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Rule 10b5-1(c) Trading Plan”). The Rule 10b5-1(c) Trading Plan provides for the potential sale of up to 36,000 shares of the Company’s common stock, subject to the terms and conditions of the plan, with proceeds expected to be used for income taxes incurred on the vesting of restricted stock units. The plan is scheduled to expire on December 11, 2027, unless earlier terminated in accordance with its terms. The Rule 10b5-1(c) Trading Plan was adopted during an open trading window.

On September 10, 2026, Dr. Thomas Carrico, the Company’s Chief Regulatory, Compliance and Privacy Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Rule 10b5-1(c) Trading Plan”). The Rule 10b5-1(c) Trading Plan provides for the potential sale of up to 27,000 shares of the Company’s common stock, subject to the terms and conditions of the plan, with proceeds expected to be used for income taxes incurred on the vesting of restricted stock units. The plan is scheduled to expire on August 21, 2027, unless earlier terminated in accordance with its terms. The Rule 10b5-1(c) Trading Plan was adopted during an open trading window.

On September 10, 2026, Dr. Adrian Miranda, the Company’s Chief Medical Officer and Senior Vice President of Science and Technology, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the “Rule 10b5-1(c) Trading Plan”). The Rule 10b5-1(c) Trading Plan provides for the potential sale of up to 27,000 shares of the Company’s common stock, subject to the terms and conditions of the plan, with proceeds expected to be used for income taxes incurred on the vesting of restricted stock units. The plan is scheduled to expire on August 21, 2027, unless earlier terminated in accordance with its terms. The Rule 10b5-1(c) Trading Plan was adopted during an open trading window.

During the quarter ended September 30, 2026, no other director or officer of the Company adopted or terminated any “Rule 10b5-1(c) trading arrangement” or “non-Rule 10b5-1(c) trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NEURAXIS, INC.
Date: November 09, 2026
	By:	/s/ Brian Carrico
Brian Carrico
Chief Executive Officer
(Principal Executive Officer)

Date: November 09, 2026	/s/ Timothy Henrichs
Timothy Henrichs
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

